Form 10-Q
period 1995-03-31
SARATOGA BANCORP
filed 1995-05-10
CIK 702700

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 1995 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to

Commission file number            2-77519-LA

                     SARATOGA BANCORP
      (Exact name of registrant as specified in its charter)

             California                      94-2817587
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)


     12000 Saratoga-Sunnyvale Road
     Saratoga, California                        95070
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number including area code  (408) 973-1111

                              NONE
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       CLASS            SHARES OUTSTANDING AT APRIL 13, 1995

   Common Stock                       1,030,972


                       Page 1 of 15 pages

                  PART I - FINANCIAL INFORMATION

                 SARATOGA BANCORP AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS
                                      March 31,     December 31,
                                         1995          1994*
                                      (Unaudited)
ASSETS
Cash and due from banks               $2,977,000     $6,514,000
Federal funds sold                     3,000,000      3,500,000
Short-term interest bearing
  deposits in other banks                   -           250,000
Total cash and equivalents             5,977,000     10,264,000

Investments available for sale        15,094,000     14,810,000
Investments held to maturity          24,189,000     23,963,000
Loans, net                            32,839,000     32,803,000
Other real estate owned                2,406,000      1,717,000
Premises and equipment                 2,151,000      2,195,000
Other assets                           1,971,000      1,784,000
TOTAL ASSETS                         $84,627,000    $87,536,000
                                     ===========    ===========
LIABILITIES
Deposits:
  Non-interest bearing               $15,876,000    $19,555,000
  Interest bearing                    53,729,000     54,317,000
Total deposits                        69,605,000     73,872,000
Federal funds purchased                     -         1,500,000
Other borrowings                       4,270,000      2,000,000
Accrued expenses and other
  liabilities                            794,000        537,000

TOTAL LIABILITIES                     74,669,000     77,909,000

SHAREHOLDERS' EQUITY
Common stock, no par value
  Authorized: 20,000,000 shares
  Issued and outstanding:
  1,030,972 shares                     4,427,000      4,427,000
Retained earnings                      6,162,000      6,019,000
Net unrealized loss on investments
 available for sale                     (631,000)      (819,000)
TOTAL SHAREHOLDERS' EQUITY             9,958,000      9,627,000
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                $84,627,000    $87,536,000
                                     ===========    ===========

*Derived from the December 31, 1994 audited balance sheet included in the Company's 1994 Annual Report on Form 10-K.
See notes to consolidated condensed financial statements.

           SARATOGA BANCORP AND SUBSIDIARY
     CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
                                            Three Months Ended
                                                March 31,
                                          1995           1994
INTEREST INCOME:
Loans                                   $ 907,000       $875,000
Investment securities                     631,000        253,000
Federal funds sold                         33,000        188,000

Total interest income                   1,571,000      1,316,000

INTEREST EXPENSE:
Deposits                                  574,000        449,000
Other                                      55,000          1,000

Total interest expense                    629,000        450,000

NET INTEREST INCOME                       942,000        866,000
Provision(credit) for credit losses          -          (200,000)

Net interest income after provision
  (credit) for credit losses              942,000      1,066,000
Other income                              101,000        103,000
Other expense                             720,000        889,000

INCOME BEFORE INCOME TAXES                323,000        280,000
Provision for income taxes                129,000         96,000

NET INCOME                               $194,000       $184,000
                                      ===========    ===========

NET INCOME PER COMMON AND
  EQUIVALENT SHARE                          $0.18          $0.15
                                      ===========    ===========


See notes to consolidated condensed financial statements.


                        SARATOGA BANCORP AND SUBSIDIARY
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                   Three Months Ended
                                                       March 31,
                                                   1995           1994
OPERATIONS:
  Net income                                   $ 194,000     $  184,000
  Adjustments to reconcile net income
    to net cash provided by(used in)
    operating activities:
   Provision(credit) for credit losses              -          (200,000)
   Depreciation and amortization                  69,000         36,000
   Provision for OREO losses                        -           200,000
   Other, net                                    (50,000)      (494,000)
 Net cash provided by(used in)
 operating activities                            213,000       (274,000)

INVESTMENT ACTIVITIES:
  Proceeds from maturities of investment
    securities                                   147,000        227,000
  Purchase of investment securities             (373,000)          -
  Net (increase)decrease in loans               (752,000)       241,000
  Purchases of premises and equipment            (25,000)        (2,000)
  Proceeds from sale of OREO                        -           529,000

Net cash (used in)provided by
  investment activities                       (1,003,000)       995,000

FINANCING ACTIVITIES:
  Net (decrease)increase in deposits          (4,267,000)     5,330,000
  Repurchase of common stock                        -          (280,000)
  Decrease in federal funds purchased         (1,500,000)    (2,000,000)
  Increase in other borrowings                 2,270,000           -
Net cash (used in)provided by financing
 activities                                   (3,497,000)     3,050,000

NET (DECREASE)INCREASE IN CASH
  AND EQUIVALENTS                             (4,287,000)     3,771,000
Cash and equivalents at beginning of period   10,264,000     11,292,000
Cash and equivalents at end of period        $ 5,977,000    $15,063,000
                                             ===========    ===========

See notes to consolidated condensed financial statements.

                      SARATOGA BANCORP AND SUBSIDIARY
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The unaudited consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the periods are not necessarily indicative of the results to be expected for the full fiscal year.

2. Per share amounts are calculated using the weighted average shares outstanding plus the dilutive effect of shares issuable under stock option plans. The number of shares used to compute income per common and equivalent share was 1,058,588 shares for the three month period ended March 31, 1995 (1,191,144 shares for the comparable period in 1994).

3. For the three months ended March 31, 1995 there was no cash paid for taxes ($335,000 for the three months ended March 31, 1994). Cash paid for interest was $564,000 and $436,000, respectively.


4. In May, 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 became effective in the first quarter of 1994 and requires the Company to classify debt and equity securities into one of three categories at acquisition: held-to-maturity, trading or available-for-sale. Investments in debt securities shall be classified as held-to-maturity and measured at amortized cost only if the Company has the positive intent and ability to hold such securities to maturity. All other investments in debt and equity securities that have readily determinable fair values shall be classified either as trading securities, which are bought and held principally for the purpose of selling them in the near term and are carried at market value with a corresponding recognition of unrealized holding gain or loss in results of operations, or as available-for-sale securities, which are all other securities and are carried at market value with a corresponding recognition of the unrealized holding gain or loss as a net amount in a separate component of shareholders' equity until realized.

5.  On March 31, 1995, the Company adopted FASB Statement No.
114, "Accounting by Creditors for Impairment of a Loan." This standard was further modified by SFAS No. 118, "Accounting by Creditors for Impairment of a loan----Income Recognition and Disclosures." SFAS No. 114 and 118 require the Company to measure impaired loans based upon the present value of expected future cash flows discounted at the loan's effective interest rate, except as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent. A loans is impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Management does not believe that applying the provisions of these financial statements will have a material effect on the Company's financial position or results of operations in the foreseeable future.

                     SARATOGA BANCORP AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Summary of financial results

At March 31, 1995, total assets were $84,627,000, a decrease of $2,909,000 (3.3%) from $87,536,000 at December 31, 1994. Net loans increased $36,000 (0.1%) from $32,803,000 at December 31, 1994 to
$32,839,000 at March 31, 1995. Total deposits decreased $4,267,000 (5.8%) from $73,872,000 at year end 1994 to $69,605,000 at March 31,
1995.

Net income for the first quarter of 1995 was $194,000 or $.18 per share compared to $184,000 or $.15 per share for the comparable period in 1994.

The increase in net income resulted primarily from growth in the volume and yield of earning assets, offset, in part, by an increase in interest expense due to the increased volume and yield on interest-bearing liabilities.


Results of operations


An analysis of the results of operations of the Company for the first quarter of 1995 compared to the first quarter of 1994 is presented below:

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:

                                 Three months ended March 31,

                               1995                        1994
                      Average           Average  Average           Average
                      Balance  Interest Yield(1) Balance  Interest Yield(1)
                                (In thousands, except percentages)             Assets:
                                 (Unaudited)
Interest
  earning assets:
  Federal funds sold  $ 2,359    $   33  5.6%    $14,260    $  188   5.3%
  Investment
    securities         38,768       631  6.5      21,254       253   4.8
  Loans (2)            32,627       907 11.1      34,786       875  10.1
   Total interest
    earning assets     73,754     1,571  8.5      70,300     1,316   7.5
Cash and due from
  banks                 3,985                      4,188
Other assets (3)        5,305                      3,250
                      $83,044                    $77,738
                      =======                    =======
Liabilities and
  Shareholders'
  Equity:
Interest-bearing
  liabilities:
  Demand deposits     $24,902       134  2.2     $22,075       151  2.7
  Time deposits        30,256       440  5.8      27,700       298  4.3
  Other borrowings      2,362        55  9.3         133         1  3.0
    Total interest-
      bearing
      liabilities      57,520       629  4.4      49,908       450  3.6
Demand deposits        14,910                     16,091
Other liabilities         767                      1,032
Total liabilities      73,197                     67,031
Shareholders' equity    9,847                     10,707
                      $83,044                    $77,738
                      =======                    =======

Net interest income and margin   $  942  5.1%               $  866  4.9%
                                 ======                     ======

(1)  Annualized
(2) Loan interest income included loan fee income of $81,000 and $117,000 for the quarters ended March 31, 1995 and 1994, respectively.
(3) Net of the average allowance for loan losses of $762,000 and $1,199,000, and deferred loan fees of $221,000 and $198,000 for the quarters ended March 31, 1995 and 1994, respectively.

Provision for credit losses

The Bank maintains an allowance for possible credit losses which is based, in part, on the Bank's historical loss experience, the impact of forecasted economic conditions within the Bank's market area, and, as applicable, the State of California, the value of underlying collateral, loan performance and the inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. During the first quarter of 1995 and 1994, the Bank did not provide any additional funds to the allowance for credit losses. There were $5,000 in loans charged-off and $55,000 in recoveries in the first quarter of 1995, as compared to $25,000 in loans charged-off and $23,000 in recoveries in the first quarter of 1994.

At March 31, 1995, the allowance for credit losses was $788,000 or approximately 2.3% of total loans, compared to $738,000 or approximately 2.2% at December 31, 1994. There were no nonaccrual loans at March 31, 1995 ($707,000 at December 31, 1994).

At March 31, 1995 and December 31, 1994 , there were no loans past due
90 days or more as to principal or interest and still accruing interest.
There was one loan at March 31, 1995 in the amount of $212,000 which was a troubled debt restructuring as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." There were seven potential problem loans at March 31, 1995. Potential problem loans are loans which are generally current as to principal and interest but have been identified by the Company as potential problem loans due either to a decrease in the underlying value of the property securing the credit or some other deterioration in the creditworthiness of the borrower. Other real estate owned totalled $2,406,000 at March 31, 1995
($1,717,000 at December 31, 1994). Other real estate owned consisted of a single family residence, a commercial building and a 12 lot subdivision all with appraised values in excess of the Bank's carrying values. The Company does not intend to hold the properties but will actively market the properties as market conditions improve.

Nonperforming assets are summarized below:

                               March 31, 1995   December 31, 1994
Nonperforming loans:
  Past due 90 days or more
    and still accruing           $     -           $     -
  Nonaccrual                           -              707,000

    Total                              -              707,000

Other real estate owned           2,406,000         1,717,000

Total nonperforming assets       $2,406,000        $2,424,000
                                 ==========        ==========

Management is of the opinion that the allowance for credit losses is maintained at an adequate level for known and currently anticipated future risks inherent in the loan portfolio. However, the California economy has continued to demonstrate signs of weakness since the third quarter of 1990 and into 1995 and the period covered by this report, and the Bank's loan portfolio, which includes approximately $18,000,000 in real estate loans representing approximately 54% of the portfolio, has been and could continue to be adversely affected if California economic conditions and the real estate market in the Bank's market area continue to weaken. The effect of such events, although uncertain at this time, has resulted, and could continue to result, in an increase in the level of nonperforming loans and OREO and the level of the allowance for loan losses, which could adversely affect the Company's and the Bank's future growth and profitability.

Noninterest income

Other income consists of service charges on deposit accounts, income from assets acquired for lease and fees for other miscellaneous services. Total other income did not change significantly, and was $103,000 in the first quarter 1994 and $101,000 in the first quarter of 1995.

Noninterest expense

Noninterest expense decreased from $889,000 in the first quarter of 1994 to $720,000 in the first quarter of 1995 due, in large part, to a provision of $200,000 for OREO losses recognized in the first quarter of 1994. As a percentage of average earning assets, other expenses, on an annualized basis, were 5.1% and 3.9% in 1994 and 1995, respectively.

The FDIC adopted a regulation pursuant to Section 302 (a) of the Federal Deposit Insurance Corporation Improvement Act of 1991, effective on November 2, 1993, amending its regulations on insurance assessments to, among other matters, adopt a recapitalization schedule for the Bank Insurance Fund and establish a transitional risk-based insurance system to replace the uniform assessment rate system previously applicable to insured financial institution members of the Bank Insurance Fund. The annual assessment rate for each insured institution continued at the rate of $0.23 per $100 of deposits through year end December 31, 1992. Commencing January 1, 1993, the assessment rate was based upon a risk assessment schedule with rates ranging from $0.23 to $0.31 per $100 of deposits. On June 25, 1993 the FDIC adopted a permanent risk-based insurance system without substantial modification. FDIC premiums were $39,000 or 5.4% of non-interest expense, for the first quarter of 1995, as compared to $41,000 or 4.6% for the first quarter of 1994. Based upon the risk assessment rate system and the Bank's current level of deposits, the Bank estimates that its annual non-interest assessment expense will not be increased materially during 1995. The Company and the Bank cannot predict whether additional increases in assessment rates may continue as part of the recapitalization of the Bank Insurance Fund. The effect of any such increases in assessments will be to increase the noninterest expense to the Company and the Bank.

Liquidity and capital resources

The Bank manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. At March 31, 1995, liquid assets as a percentage of deposits were 22% (34% at December 31, 1994). In addition to cash and due from banks, liquid assets include short-term interest-bearing deposits with other banks, Federal funds sold and investment securities. The Bank has $8.9 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.

Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the positions taken with respect to liquidity and interest rate sensitivity continue to be appropriate. The Bank also utilizes a monthly "gap" report which identifies rate sensitivity over the short- and long-term.

The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Company's earning assets and interest-bearing liabilities at March 31, 1995, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

Based on the contractual terms of its assets and liabilities, the Bank is currently liability sensitive in terms of its short-term exposure to interest rates. In other words, the Bank's short-term liabilities reprice faster than its assets.

DISTRIBUTION OF REPRICING OPPORTUNITIES
At March 31, 1995
(Dollars in thousands)
                              After Three  After Six   After One
                     Within   Months But   Months But  Year But    After
                     Three    Within Six   Within One    Within    Five
                     Months     Months        Year     Five Years  Years      Total
Federal funds sold   $ 3,000       -           -           -           -     $3,000
Municipal securities     -         -        $  201       $2,185       $703    3,089
U.S. Treasury and
  agency securities    4,920       -           -         14,955     15,537   35,412
FRB/FHLB  stock          -         -           -            -          782      782
Loans                 20,156    $2,464       1,255        7,371      2,589   33,835
                     -------   -------     -------      -------    -------  -------
Total earning assets $28,076    $2,464      $1,456      $24,511    $19,611  $76,118
                     -------   -------     -------      -------    -------  -------

Interest bearing
  demand deposits    $23,215       -           -           -          -     $23,215
Savings accounts       4,639       -           -           -          -       4,639
Time certificates of
  deposit of $100,000
  or more              2,865      $721      $2,278      $1,023        -       6,887
Other time deposits    3,176     3,163       6,814       5,835        -      18,988
Other borrowings         -         -         2,000       1,870        400     4,270
                     -------    -------     -------     -------     -------  -------
Total interest-bearing
  liabilities        $33,895    $3,884     $11,092     $ 8,728     $  400   $57,999
                     -------   -------     -------     -------     -------   ------
Interest rate
  sensitivity gap    $(5,819)  $(1,420)    $(9,636)    $15,783     $19,211  $18,119
                     =======   =======     =======     =======     =======  =======
Cumulative interest
  rate sensitivity
  gap                $(5,819)  $(7,239)   $(16,875)   $(1,092)    $18,119
                     =======   =======    ========    =======     =======
Interest rate
  sensitivity gap
  ratio                0.83%     0.63%       0.13%       2.81%       N/A

Cumulative interest
  rate sensitivity
  gap ratio            0.83%     0.81%       0.65%       0.98%      1.32%

The Company and the Bank are subject to capital adequacy guidelines issued by the Board of Governors of the Federal Reserve System (the "BGFRS") and the Office of the Comptroller of the Currency ("OCC"). The Company and the Bank are required to maintain total capital equal to at least 8% of assets and commitments to extend credit, weighted by risk, of which at least 4% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of loan loss reserves. Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8% total ratio. For example, cash and government securities are assigned to a 0% risk-weighted category, most home mortgage loans are assigned to a 50% risk-weighted category requiring a 4% capital allocation and commercial loans are assigned to a 100% risk-weighted category requiring an 8% capital allocation. As of March 31, 1995, the Company's total risk-based capital ratio was approximately 22.3% (approximately 21.8% for the Bank) compared to approximately 22.2% (approximately 21.6% for the Bank) at December 31, 1994.

The BGFRS and OCC adopted a 3% minimum leverage ratio for banking organizations as a supplement to the risk-weighted capital guidelines. The minimum leverage ratio is intended to limit the ability of banking organizations to leverage their equity capital base by increasing assets and liabilities without increasing capital proportionately. The 3% minimum leverage ratio constitutes a minimum ratio for well-run banking
organizations.   Organizations experiencing or anticipating significant
growth or failing to meet certain BGFRS standards will be required to maintain a minimum leverage ratio ranging from 100 to 200 basis points in excess of the 3% ratio.

The following table reflects the Company's leverage, Tier 1 and total risk-based capital ratios for the quarter ended March 31, 1995 and the year ended December 31, 1994.

                                 March 31, 1995  December 31, 1994
Leverage ratio                        12.3%             12.2%
Tier 1 capital ratio                  21.0%             20.9%
Total risk-based capital ratio        22.3%             22.2%

On December 19, 1991, President Bush signed the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The FDICIA, among other matters, substantially revises banking regulations and established a framework for determination of capital adequacy of financial institutions. Under the FDICIA, financial institutions are placed into one of five capital adequacy catagories as follows: (1) "Well capitalized" - consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized" - consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "Undercapitalized" - consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) "Significantly undercapitalized" - consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) "Critically undercapitalized" - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

Financial institutions classified as undercapitalized or below are subject to various limitations including, among other matters, certain supervisory actions by bank regulatory authorities and restrictions related to (i) growth of assets, (ii) payment of interest on subordinated indebtedness, (iii) payment of dividends or other capital distributions, and (iv) payment of management fees to a parent holding company. The FDICIA requires the bank regulatory authorities to initiate corrective action regarding financial institutions which fail to meet minimum capital requirements. Such action may result in orders to, among other matters, augment capital and reduce total assets. Critically undercapitalized financial institutions may also be subject to appointment of a receiver or implementation of a capitalization plan. The effect of the FDICIA upon capital adequacy of the Company cannot be determined until final regulations are adopted to implement the provisions of the FDICIA.

                      PART II - OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

   (a)    None

   (b)    Reports on Form 8-K

          On February 2, 1995, Registrant filed a Current Report on Form 8-K, dated January 27, 1995, reporting under
          Item 5 (Other Events) declaration of a five cent ($0.05) cash dividend on the outstanding shares of common stock of Saratoga Bancorp to be payable March 31, 1995 to shareholders of record at the close of business February 14, 1995.





                               SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                     SARATOGA BANCORP



Date:       May 8, 1995        Richard L. Mount
                               --------------------------
                               Richard L. Mount, President
                               (Principal Executive Officer)




Date:       May 8, 1995        Mary Page Rourke
                               --------------------------
                               Mary Page Rourke, Treasurer
                               (Principal Financial and
                                Accounting Officer)