Form 10-Q
period 1995-06-30
SARATOGA BANCORP
filed 1995-08-11
CIK 702700

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995 or

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to __________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       CLASS           SHARES OUTSTANDING AT AUGUST 4, 1995
   Common Stock                     1,030,972

                        Page 1 of 21 pages

                  PART I - FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

                 SARATOGA BANCORP AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS
                                     June 30,       December 31,
                                       1995           1994*
                                   (Unaudited)
ASSETS                                              <C)
Cash and due from banks             $3,280,000       $6,514,000
Federal funds sold                   5,100,000        3,500,000
Short-term interest bearing
  deposits in other banks               -               250,000
Total cash and equivalents           8,380,000       10,264,000

Investments available for sale      13,468,000       14,810,000
Investment held to maturity         23,297,000       23,963,000
Loans, net                          34,234,000       32,803,000
Other real estate owned              2,404,000        1,717,000
Premises and equipment               2,084,000        2,195,000
Other assets                         1,902,000        1,784,000

TOTAL ASSETS                       $85,769,000      $87,536,000
                                   ===========      ===========
LIABILITIES
Deposits:
  Non-interest bearing             $14,399,000      $19,555,000
  Interest bearing                  55,880,000       54,317,000
Total deposits                      70,279,000       73,872,000
Federal funds purchased                 -             1,500,000
Other borrowings                     4,251,000        2,000,000
Accrued expenses and
  other liabilities                    874,000          537,000

TOTAL LIABILITIES                   75,404,000       77,909,000

SHAREHOLDERS' EQUITY
Common stock, no par value;
 Authorized: 20,000,000 shares;
 Issued and outstanding:
 1,030,972 shares                    4,427,000        4,427,000
Retained earnings                    6,362,000        6,019,000
Unrealized loss on investments
 available for sale                   (424,000)        (819,000)

SHAREHOLDERS' EQUITY                10,365,000        9,627,000
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY             $85,769,000      $87,536,000
                                   ===========      ===========

*Derived from the December 31, 1994 audited balance sheet included in the Company's 1994 Annual Report on Form 10-K.

See notes to consolidated condensed financial statements.

                      SARATOGA BANCORP AND SUBSIDIARY
        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                             Three Months Ended       Six Months Ended
                                  June 30,                June 30,
                              1995        1994        1995        1994
INTEREST INCOME:
Loans                       $ 944,000    $837,000  $1,851,000  $1,712,000
Investment securities         611,000     386,000   1,242,000     794,000
Federal funds sold             48,000      82,000      81,000     115,000
Total interest income       1,603,000   1,305,000   3,174,000   2,621,000

INTEREST EXPENSE:
Deposits                      608,000     464,000   1,182,000     913,000
Other                          79,000       2,000     134,000       3,000

Total interest expense        687,000     466,000   1,316,000     916,000

NET INTEREST INCOME           916,000     839,000   1,858,000   1,705,000
Provision for credit losses      -       (196,000)       -       (396,000)

Net interest income after
  provision for credit losses 916,000   1,035,000   1,858,000   2,101,000
Other income                  222,000     101,000     323,000     204,000
Other expense                 803,000     906,000   1,523,000   1,795,000

INCOME BEFORE INCOME TAXES    335,000     230,000     658,000     510,000
Provision for income taxes    134,000      79,000     263,000     175,000

NET INCOME                   $201,000    $151,000    $395,000    $335,000
                           ==========  ==========  ==========  ==========

NET INCOME PER COMMON
  AND EQUIVALENT SHARE          $0.19       $0.14       $0.37       $0.29
                           ==========  ==========  ==========  ==========


See notes to consolidated condensed financial statements.

                      SARATOGA BANCORP AND SUBSIDIARY
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                                    Six Months Ended
                                                        June 30,
                                                      1995           1994
OPERATIONS:
 Net income                                       $395,000      $335,000

 Adjustments to reconcile net income to
   net cash provided by (used by)operating
   activities:
   Provision(credit) for credit losses                -         (396,000)
   Depreciation and amortization                   137,000        71,000
   Provision for OREO losses                        35,000       260,000
   Other, net                                      378,000      (925,000)

Net cash provided by (used in)operating
   activities                                      945,000      (655,000)

INVESTING ACTIVITIES:
   Proceeds from sale of investments
    available for sale                           2,624,000     2,161,000
   Proceeds from maturities of investments
    held to maturity                               279,000       155,000
   Purchase of investment securities              (387,000)   (1,000,000)
   Proceeds from maturities of longer term
    deposits in other banks                           -          397,000
   Net (increase) decrease in loans             (2,187,000)    1,635,000
   Purchases of premises and equipment             (26,000)       (6,000)
   Proceeds from sale of OREO                         -          529,000
   Increase in other assets                       (238,000)         -

Net cash provided by investing activities           65,000     3,871,000

FINANCING ACTIVITIES:
  Net (decrease) increase in deposits           (3,593,000)    4,295,000
  Repurchase of common stock                          -         (670,000)
  Cash dividend paid                               (52,000)         -
  Increase in other borrowings                   2,251,000          -
  Decrease in federal funds purchased           (1,500,000)   (2,000,000)

Net cash provided by financing activities       (2,894,000)    1,625,000

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS (1,884,000)    4,841,000
Cash and equivalents at beginning of period     10,264,000    11,292,000

Cash and equivalents at end of period           $8,380,000   $16,133,000
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

2. Per share amounts are calculated using the weighted average shares outstanding plus the dilutive effect of shares issuable under stock options. The number of shares used to compute income per share was 1,058,326 shares and 1,058,695 shares for the three and six month periods ended June 30, 1995 (1,111,544 shares and 1,138,544 shares for the comparable periods in 1994).

3. For the six months ended June 30, 1995 and 1994, cash paid for taxes was $75,000 and $525,000, respectively. For the six months ended June 30, 1995 and 1994, cash paid for interest was $1,144,000 and $900,000, respectively.

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

5. On January 31, 1995, the Company adopted SFAS Statement No. 114, "Accounting by Creditors for Impairment of a Loan." This standard was further modified by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan----Income Recognition and Disclosures." SFAS No. 114 and 118 require the Company to measure impaired loans based upon the present value of expected future cash flows discounted at the loan's effective interest rate, except as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent. A loans is impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Applying the provisions of these statements did not have a material effect on the Company's financial position or results of operations.

                  SARATOGA BANCORP AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Summary of financial results
- ----------------------------
At June 30, 1995, total assets were $85,769,000, a 2.0% decrease from $87,536,000 at December 31, 1994. Net loans increased $1,431,000 (4.4%) from $32,803,000 at December 31, 1994 to
$34,234,000 at June 30, 1995. The increase was primarily in the longer term real estate loan portfolio. Total deposits decreased $3,593,000 (4.9%) from $73,872,000 at year end 1994 to $70,279,000 at June 30, 1995.

Net income for the second quarter of 1995 was $201,000 or $.19 per share compared to $151,000 ($.14 per share) for the comparable period in 1994. Net income for the first six months of 1995 was $395,000 or $.37 per share compared to $335,000 or $.29 per share for the comparable period in 1994.

The increase in income resulted primarily from an increase in the volume and yield of earning assets and a reduction in provisions for OREO losses, offset in part by an increase in interest expense due to the increased volume of interest-bearing liabilities and a credit provision to the reserve for credit losses in 1994.



RESULTS OF OPERATIONS
- ---------------------


SECOND QUARTER OF 1995 AND 1994
- -------------------------------

An analysis of the results of operations of the Company for the second quarter of 1995 compared to the second quarter of 1994 is presented below:

Net interest income
- -------------------
Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:

                                 Three months ended June 30,

                               1995                        1994
                      Average           Average  Average           Average
                      Balance  Interest Yield(1) Balance  Interest Yield(1)
                                (In thousands, except percentages)
Assets:
Earning assets:
  Loans (2)           $33,776    $  944 11.2%    $34,499    $ 837   9.7%
  Investment
    securities         38,450       611  6.4%     28,814      394   5.5%
  Federal funds sold    3,296        48  5.8%      7,670       74   3.9%
  Total interest
    earning assets     75,522     1,603  8.5%     70,983     1,305  7.4%
Cash and due from
  banks                 3,328                      4,707
Other assets (3)        5,366                      3,526
                      $84,216                    $79,216
                      =======                    =======
Liabilities and
  Shareholders'
  Equity:
Interest-bearing
  liabilities:
  Demand deposits     $27,364       202  3.0%    $27,697       181  2.6%
  Time deposits        27,240       406  6.0%     23,835       283  4.7%
  Other borrowings      4,463        79  7.1%        176         2  4.5%
  Total interest-
    bearing
    liabilities        59,067       687  4.7%     51,708       466  3.6%
Demand deposits        14,184                     16,375
Other liabilities         946                        804
Total liabilities      74,197                     68,887
Shareholders' equity   10,019                     10,329
                      $84,216                    $79,216
                      =======                    =======

Net interest income and margin     $916  4.9%                 $839  4.7%
                                 ======                     ======

(1)  Annualized.
(2) Loan interest income included loan fee income of $78,000 and $93,000 for the quarters ended June 30, 1995 and 1994, respectively.
(3) Net of the average allowance for loan losses of $773,000 and $1,079,000 and deferred loan fees of $233,000 and $224,000 for the quarters ended June 30, 1995 and 1994, respectively.

Provision for credit losses
- ---------------------------
The Bank maintains an allowance for possible credit losses which is based, in part, on the Bank's historical loss experience, the impact of forecasted economic conditions within the Bank's market area, and, as applicable, the State of California, the value of the underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. During the second quarter of 1995 the Bank did not provide any additional funds to the provision for credit losses. During the second quarter of 1994 the Bank reversed $146,000 from the allowance for credit
losses.   There were $31,000 in loans charged-off and $8,000 in
recoveries in the second quarter of 1995, as compared to $4,000 in loans charged-off and $34,000 in recoveries in the second quarter of 1994.

At June 30, 1995, the allowance for credit losses was $765,000 or 2.2% of total loans, compared to $738,000 or 2.2% at December 31, 1994. There were no nonaccrual loans at June 30, 1995 ($707,000 at December 31, 1994).

At June 30, 1995 and December 31, 1994, there were no loans past due 90 days or more as to principal or interest and still accruing interest. There was one loan at June 30, 1995 in the amount of $204,000 which was a troubled debt restructuring as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." At June 30, 1995, there were six potential problem loans having a combined principal balance of $971,000 ($1,030,000 at December 31, 1994). Potential problem loans are loans which are generally current as to principal and interest but have been identified by the Company as potential problem loans due either to a decrease in the underlying value of the property securing the credit or some other deterioration in the creditworthiness of the borrower. All of the six loans identified as potential problem loans are secured by real estate and personal property.

Other Real Estate Owned totalled $2,404,000 at June 30, 1995 ($1,717,000 at December 31, 1994). Other Real Estate Owned consisted of a single family residence, a commercial building and a 12 lot subdivision all with appraised values in excess of the Bank's carrying values. The Company does not intend to hold the properties but will actively market the properties as market conditions improve.

Nonperforming loans and other real estate owned are summarized below:

                               June 30, 1995   December 31, 1994
Nonperforming loans:
  Past due 90 days or more      $     -          $     -
  Nonaccrual                          -             707,000

    Total                             -             707,000

Other real estate owned          2,404,000        1,717,000

Total nonperforming loans and
  other real estate owned       $2,404,000       $2,424,000
                                ==========       ==========

Management is of the opinion that the allowance for credit losses is maintained at an adequate level for known and currently anticipated future risks inherent in the loan portfolio. However, the California economy has continued to demonstrate signs of weakness since the third quarter of 1990 and into 1995 and the period covered by this report, and the Bank's loan portfolio, which includes approximately $21,000,000 in real estate loans representing approximately 60% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Bank's market area continue to weaken. The effect of such events, although uncertain at this time, has resulted, and could continue to result in an increase in the level of nonperforming loans and OREO and the level of the allowance for loan losses which could adversely affect the Company's and the Bank's future growth and profitability.

Noninterest income
- ------------------
Other income consists of service charges on deposit accounts, income from assets acquired for lease and fees for other miscellaneous services. Total other income increased from $101,000 in the second quarter of 1994 to $222,000 in the second quarter of 1994. This increase is primarily attributable to a gain on sale of securities of $32,000 and rental income on OREO property of $90,000.

Noninterest expense
- -------------------
Other expenses decreased from $906,000 in the second quarter of 1994 to $804,000 in the second quarter of 1995. The decrease is primarily attributable to a $161,000 loss on sale of securities realized in the second quarter of 1994. As a percentage of average earning assets, other expenses for the second quarter, on an annualized basis, decreased from 4.8% in 1994 to 4.3% in 1995.

The FDIC adopted a regulation pursuant to Section 302 (a) of the Federal Deposit Insurance Corporation Improvement Act of 1991, effective on November 2, 1993, amending its regulations on insurance assessments to, among other matters, adopt a recapitalization schedule for the Bank Insurance Fund and establish a transitional risk-based insurance system to replace the uniform assessment rate system previously applicable to insured financial institution members of the Bank Insurance Fund. The annual assessment rate for each insured institution continued at the rate of $0.23 per $100 of deposits through year end December 31, 1992. Commencing January 1, 1993, the assessment rate was based upon a risk assessment schedule with rates ranging from $0.23 to $0.31 per $100 of deposits. On June 25, 1993, the FDIC adopted a permanent risk-based insurance system without substantial modification. FDIC premiums were $39,000 or 4.9% of non-interest expense, for the second quarter of 1995, as compared to $59,000 or 6.5% for the second quarter of 1994. Based upon the risk assessment rate system and the Bank's current level of deposits, the Bank estimates that its annual non-interest assessment expense will not increase materially during 1995. The Company and the Bank cannot predict whether additional increases in assessment rates may continue as part of the recapitalization of the Bank Insurance Fund. The effect of any such increases in assessments will be to increase the noninterest expense of the Company and the Bank.



SIX MONTHS ENDED JUNE 30, 1995 AND 1994
- ---------------------------------------
An analysis of the results of operations of the Company for the six month period ended June 30, 1995 compared to the comparable period in 1994 is as follows:

Net interest income
- -------------------
Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:

                                 Six months ended June 30,

                               1995                        1994
                      Average           Average  Average           Average
                      Balance  Interest Yield(1) Balance  Interest Yield(1)
                                (In thousands, except percentages)
Assets:                                   (Unaudited)
Earning assets:
  Loans (2)           $33,205    $1,851 11.1%    $34,928    $1,712  9.8%
  Investment
    securities         38,604     1,242  6.4%     29,406       794  5.4%
  Federal funds sold    2,830        81  5.7%      6,562       115  3.5%
  Total interest
    earning assets     74,639     3,174  8.5%     70,896     2,621  7.4%
Cash and due from
  banks                 3,655                      4,449
Other assets (3)        5,346                      3,314
                      $83,640                    $78,659
                      =======                    =======
Liabilities and
  Shareholders'
  Equity:
Interest-bearing
  liabilities:
  Demand deposits     $28,469       426  3.0%    $27,643       377  2.7%
  Time deposits        26,338       756  5.7%     23,364       536  4.6%
  Other borrowings      3 418       134  7.8%        155         3  3.9%
  Total interest-
    bearing
    liabilities        58,225     1,316  4.5%     51,162       916  3.6%
Demand deposits        14,630                     16,234
Other liabilities         852                        802
Total liabilities      73,707                     68,198
Shareholders' equity    9,933                     10,461
                      $83,640                    $78,659
                      =======                    =======

Net interest income and margin   $1,858  5.0%               $1,705  4.8%
                                 ======                     ======

(1)  Annualized.
(2) Loan interest income included loan fee income of $160,000 and $210,000 for the six months ended June 30 1995 and 1994, respectively.
(3) Net of the average allowance for loan losses of $768,000 and $1,134,000, and deferred loan fees of $227,000 and $211,000 for the six months ended June 30, 1995 and 1994, respectively.

Provision for credit losses
- ---------------------------
During the first six months of 1995, the Bank did not provide any additional funds to the provision for credit losses. During the first six months of 1994, the Bank reversed $346,000 from the allowance for credit losses. There were $36,000 in loans charged off and $63,000 in recoveries for the six months ending June 30, 1995, compared to $29,000 charged off and $57,000 in recoveries for the first six months of 1994.

Noninterest income
- ------------------
Other income consists of service charges on deposit accounts, income on assets acquired for lease and fees for other miscellaneous services. Total other income increased from $203,000 in 1994 to $323,000 in 1995. The increase is primarily attributable to a gain on sale of securities of $32,000 and rental income on OREO property of $90,000.

Noninterest expense
- -------------------
Other expenses have decreased from $1,795,000 in 1994 to $1,523,000 in 1995 due primarily to a $161,000 loss on sale of securities realized in 1994. As a percentage of average earning assets, other expenses, on an annualized basis, decreased from 4.9% in 1994 to 4.1% in 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
The Bank manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. At June 30, 1995 liquid assets as a percentage of deposits were 31% (34% at December 31, 1994). In addition to cash and due from banks, liquid assets include short-term time deposits with other banks, Federal funds sold and investment securities available for sale. The Bank has $8.9 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.

Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the positions taken with respect to liquidity and interest rate sensitivity continue to be appropriate. The Bank also utilizes a monthly "Gap" report which identifies rate sensitivity over the short- and long-term.


The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Company's earning assets and interest-bearing liabilities at June 30, 1995, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

Based on the contractual terms of its assets and liabilities, the Bank is currently liability sensitive in terms of its short-term exposure to interest rates. In other words, the Bank's liabilities reprice faster than its assets in the short-term.

DISTRIBUTION OF REPRICING OPPORTUNITIES
At June 30, 1995
(Dollars in thousands)
                              After Three  After Six   After One
                     Within   Months But   Months But  Year But    After
                     Three    Within Six   Within One    Within    Five
                     Months     Months        Year     Five Years  Years      Total

Federal funds sold   $ 5,100       -           -            -          -    $ 5,100
Municipal securities     -        $200         -        $ 2,184    $   718    3,102

U.S. Treasury and

  agency securities    4,467       -       $ 4,686       10,579     13,145   32,877
FRB stock                -         -           -            -          786      786
Loans                 22,721   $ 1,058       1,396        7,476      2,590   35,241


Total earning assets $32,288   $ 1,258     $ 6,082      $20,239    $17,239   77,106


Interest bearing
  demand accounts     23,225       -           -           -           -     23,225

Savings accounts       4,983       -           -           -           -      4,983

Time certificates of
  deposit of $100,000
  or more              2,446    $1,810      $2,318      $2,183         -      8,757
Other time deposits    3,776     5,966       2,725       6,448         -     18,915
Other borrowings        -         -          3,570         288        $393    4,251

Total interest-bearing
  liabilities         34,430     7,776     $ 8,613     $ 8,919        $393   60,131


Interest rate
  sensitivity gap    $(2,142)  $(6,518)    $(2,531)    $11,320     $16,846  $16,975
                      =======   =======     =======     =======     =======  =======

Cumulative interest
  rate sensitivity
  gap                $(2,142) $(8,660)   $(11,191)    $   129     $16,975
                     =======  =======    ========     =======     =======
Interest rate
  sensitivity gap
  ratio                0.94%     0.16%       0.71%       2.27%       N/A

Cumulative interest
  rate sensitivity
  gap ratio            0.94%     0.79%       0.78%       1.00%      1.29%

The Company and the Bank are subject to capital adequacy guidelines issued by the Board of Governors of the Federal Reserve System (the "BGFRS") and the Office of the Comptroller of the Currency ("OCC"). The Company and the Bank are required to maintain total capital equal to at least 8% of assets and commitments to extend credit, weighted by risk, of which at least 4% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of loan loss reserves. Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8% total ratio. For example, cash and government securities are assigned to a 0% risk-weighted category, most home mortgage loans are assigned to a 50% risk-weighted category requiring a 4% capital allocation and commercial loans are assigned to a 100% risk-weighted category requiring an 8% capital allocation. As of June 30, 1995, the Company's total risk-based capital ratio was approximately 22.3% (approximately 21.0% for the Bank) compared to approximately 22.2% (approximately 21.6% for the
Bank) at December 31, 1994.

The BGFRS adopted a 3% minimum leverage ratio for banking organizations as a supplement to the risk-weighted capital guidelines. The minimum leverage ratio is intended to limit the ability of banking organizations to leverage their equity capital base by increasing assets and liabilities without increasing capital proportionately. The 3% minimum leverage ratio constitutes
a minimum ratio for well-run banking organizations.   Organizations
experiencing or anticipating significant growth or failing to meet certain BGFRS standards will be required to maintain a minimum leverage ratio ranging from 100 to 200 basis points in excess of the 3% ratio.

The following table reflects the Company's leverage, Tier 1 and total risk-based capital ratios for the quarter ended June 30, 1995 and the year ended December 31, 1994.

                                 June 30, 1995  December 31, 1994
Leverage ratio                        12.2%             12.2%
Tier 1 capital ratio                  21.1%             20.9%
Total risk-based capital ratio        22.3%             22.2%

On December 19, 1991, the President signed the Federal Deposit
Insurance Corporation Improvement Act of 1991 ("FDICIA").  The
FDICIA, among other matters, substantially revised banking regulations and established a framework for determination of capital adequacy of financial institutions. Under the FDICIA, financial institutions are placed into one of five capital adequacy catagories as follows: (1) "Well capitalized" - consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized" - consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution; (3)
"Undercapitalized" - consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4)
"Significantly undercapitalized" - consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) "Critically undercapitalized" - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

Financial institutions classified as undercapitalized or below are subject to various limitations including, among other matters, certain supervisory actions by bank regulatory authorities and restrictions related to (i) growth of assets, (ii) payment of interest on subordinated indebtedness, (iii) payment of dividends or other capital distributions, and (iv) payment of management fees to a parent holding company. The FDICIA requires bank regulatory authorities to initiate corrective action regarding financial institutions which fail to meet minimum capital requirements. Such action may result in orders to, among other matters, augment capital and reduce total assets. Critically undercapitalized financial institutions may also be subject to appointment of a receiver or implementation of a capitalization plan.

                    PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          Not applicable

Item 2. Changes in Securities

          Not applicable

Item 3. Defaults upon Senior Securities

          Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

         The shareholders of Saratoga Bancorp took the following action at the Annual Meeting of Shareholders held on May 25, 1995 at the Corporation's main office located at 12000 Saratoga-Sunnyvale Road, Saratoga, California:


     1.  Approved the election of management's slate of nominees for director, each of whom were incumbent directors, as
         follows:
                                            Votes
                                    For             Withheld

          Victor Aboukhater       641,311                250
          Neal A. Cabrinha        641,311                250
          Robert G. Egan          641,311                250
          William D. Kron         641,311                250
          John F. Lynch, III      641,311                250
          V. Ronald Mancuso       641,311                250
          Richard L. Mount        639,934              1,627

 Item 5. Other Information

          Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)  (3)  Exhibits

     27.1 Financial Data Schedules

(b)       Reports on Form 8-K

          On June 13, 1995, Registrant filed a Current Report on Form 8-K, dated May 25, 1995 reporting under Item 5 (Other Events) actions taken at the Annual Meeting of Shareholders of Registrant held on May 25, 1995. See
          Item 4 herein for additional information.


                            SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                               SARATOGA BANCORP


                               Mary Page Rourke
Date:  August 11, 1995         -------------------------
                               Mary Page Rourke, Treasurer
                               (Principal Financial and
                               Accounting Officer)

                       INDEX TO EXHIBITS

                                             Sequentially
                                               Numbered
Number                   Exhibits                Page

 27.1          Financial Data Schedule             21