Form 10-Q
period 1995-09-30
SARATOGA BANCORP
filed 1995-11-13
CIK 702700

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September  30, 1995 or

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

                                 Yes  X     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       CLASS           SHARES OUTSTANDING AT NOVEMBER 4, 1995
   Common Stock                     1,030,972

                        Page 1 of 20 pages

                  PART I - FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

                 SARATOGA BANCORP AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS
                                   September 30,       December 31,
                                      1995               1994*
                                   (Unaudited)
ASSETS
Cash and due from banks             $3,211,000       $6,514,000
Federal funds sold                  14,000,000        3,500,000
Short-term interest bearing
  deposits in other banks               -               250,000
Total cash and equivalents          17,211,000       10,264,000

Investments available for sale      12,730,000       14,810,000
Investment held to maturity         22,078,000       23,963,000
Loans, net                          33,909,000       32,803,000
Other real estate owned              1,735,000        1,717,000
Premises and equipment               2,030,000        2,195,000
Other assets                         1,765,000        1,784,000

TOTAL ASSETS                       $91,458,000      $87,536,000
                                   ===========      ===========
LIABILITIES
Deposits:
  Non-interest bearing             $16,530,000      $19,555,000
  Interest bearing                  55,601,000       54,317,000
Total deposits                      72,131,000       73,872,000
Federal funds purchased                 -             1,500,000
Other borrowings                     7,586,000        2,000,000
Accrued expenses and
  other liabilities                  1,199,000          537,000

TOTAL LIABILITIES                   80,916,000       77,909,000

SHAREHOLDERS' EQUITY
Common stock, no par value;
 Authorized: 20,000,000 shares;
 Issued and outstanding:
 1,030,972 shares                    4,427,000        4,427,000
Retained earnings                    6,497,000        6,019,000
Unrealized loss on investments
 available for sale                   (382,000)        (819,000)

SHAREHOLDERS' EQUITY                10,542,000        9,627,000
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY             $91,458,000      $87,536,000
                                   ===========      ===========

*Derived from the December 31, 1994 audited balance sheet included in the Company's 1994 Annual Report on Form 10-K.

See notes to consolidated condensed financial statements.

                      SARATOGA BANCORP AND SUBSIDIARY
        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                             Three Months Ended      Nine Months Ended
                                September 30,          September 30,
                              1995        1994        1995        1994
INTEREST INCOME:
Loans                       $ 950,000    $792,000  $2,801,000  $2,504,000
Investment securities         572,000     500,000   1,814,000   1,294,000
Federal funds sold            134,000      63,000     215,000     178,000
Total interest income       1,656,000   1,355,000   4,830,000   3,976,000

INTEREST EXPENSE:
Deposits                      640,000     485,000   1,822,000   1,398,000
Other                          94,000       3,000     228,000       6,000

Total interest expense        734,000     488,000   2,050,000   1,404,000

NET INTEREST INCOME           922,000     867,000   2,780,000   2,572,000
Provision (credit) for
  credit losses                  -        (75,000)       -       (481,000)

Net interest income after
  provision (credit) for
  credit losses               922,000     942,000   2,780,000   3,053,000
Other income                  182,000     102,000     505,000     306,000
Other expense                 793,000     793,000   2,316,000   2,598,000

INCOME BEFORE INCOME TAXES    311,000     251,000     969,000     761,000
Provision for income taxes    125,000      86,000     388,000     261,000

NET INCOME                   $186,000    $165,000    $581,000    $500,000
                           ==========  ==========  ==========  ==========

NET INCOME PER COMMON
  AND EQUIVALENT SHARE          $0.17       $0.15       $0.54       $0.45
                           ==========  ==========  ==========  ==========


See notes to consolidated condensed financial statements.

                      SARATOGA BANCORP AND SUBSIDIARY
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                                   Nine Months Ended
                                                     September 30,
                                                   1995           1994
OPERATIONS:
 Net income                                       $581,000      $500,000

 Adjustments to reconcile net income to
   net cash provided by (used in)operating
   activities:
   Provision(credit) for credit losses                -         (481,000)
   Depreciation and amortization                   204,000       106,000
   Provision for OREO losses                        35,000       325,000
   Other, net                                      693,000      (863,000)

Net cash provided by (used in)operating
   activities                                    1,513,000      (413,000)

INVESTING ACTIVITIES:
   Proceeds from sale of investments
    available for sale                           2,624,000     2,161,000
   Proceeds from maturities of investments
    held to maturity                             4,537,000       396,000
   Purchase of investment securities            (2,639,000)   (9,302,000)
   Proceeds from maturities of longer term
    deposits in other banks                           -          694,000
   Net (increase) decrease in loans             (1,788,000)    3,623,000
   Purchases of premises and equipment             (39,000)      (46,000)
   Proceeds from sale of OREO                      735,000       529,000
   Increase in other assets                       (238,000)         -

Net cash provided by investing activities        3,192,000    (1,945,000)

FINANCING ACTIVITIES:
  Net (decrease) increase in deposits           (1,741,000)    3,691,000
  Repurchase of common stock                          -         (832,000)
  Cash dividend paid                              (103,000)         -
  Increase in other borrowings                   5,586,000          -
  Decrease in federal funds purchased           (1,500,000)   (2,000,000)

Net cash provided by financing activities        2,242,000       859,000

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS  6,947,000    (1,499,000)
Cash and equivalents at beginning of period     10,264,000    11,292,000

Cash and equivalents at end of period          $17,211,000   $9,793,000
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

2. Per share amounts are calculated using the weighted average shares outstanding plus the dilutive effect of shares issuable under stock options. The number of shares used to compute income per share was 1,075,230 shares and 1,060,254 shares for the three and nine month periods ended September 30, 1995 (1,098,906 shares and 1,130,791 shares for the comparable periods in 1994).

3. For the nine months ended September 30, 1995 and 1994, cash paid for taxes was $75,000 and $665,000, respectively. For the nine months ended September 30, 1995 and 1994, cash paid for interest was $1,763,000 and $1,400,000, respectively.

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

5.  On January 1, 1995, the Company adopted SFAS Statement No.
114, "Accounting by Creditors for Impairment of a Loan." This standard was further modified by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan----Income Recognition and Disclosures." SFAS No. 114 and 118 require the Company to measure impaired loans based upon the present value of expected future cash flows discounted at the loan's effective interest rate, except as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Applying the provisions of these statements did not have a material effect on the Company's financial position or results of operations.

                 SARATOGA BANCORP AND SUBSIDIARY
                 -------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Summary of financial results
----------------------------
At September 30, 1995, total assets were $91,458,000, a 4.4% increase from $87,536,000 at December 31, 1994. Net loans increased $1,106,000 (3.4%) from $32,803,000 at December 31, 1994 to $33,909,000 at September 30, 1995. The increase was primarily in the longer term real estate loan portfolio. Total deposits decreased $1,741,000 (2.4%) from $73,872,000 at year-end 1994 to
$72,131,000 at September 30, 1995.

Net income for the third quarter of 1995 was $186,000 or $.17 per share compared to $165,000 ($.15 per share) for the comparable period in 1994. Net income for the first nine months of 1995 was $581,000 or $.54 per share compared to $500,000 or $.45 per share for the comparable period in 1994.

The increase in income resulted primarily from an increase in the volume of earning assets and a gain on sale of Other Real Estate Owned (OREO), offset in part by an increase in interest expense due to the increased volume of interest-bearing liabilities and a credit provision to the reserve for credit losses in 1994.



RESULTS OF OPERATIONS
---------------------


THIRD QUARTER OF 1995 AND 1994
------------------------------

An analysis of the results of operations of the Company for the third quarter of 1995 compared to the third quarter of 1994 is presented below:

Net interest income
-------------------
Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:

                               Three months ended September 30,

                               1995                        1994
                      Average           Average  Average           Average
                      Balance  Interest Yield(1) Balance  Interest Yield(1)
                                (In thousands, except percentages)
Assets:
Earning assets:
  Loans (2)           $34,371    $  950 11.1%    $30,703    $ 792  10.5%
  Investment
    securities         35,882       572  6.4%     27,336      500   7.3%
  Federal funds sold    9,336       134  5.7%     11,952       63   2.1%
  Total interest
    earning assets     79,589     1,656  8.3%     69,361     1,355  7.8%
Cash and due from
  banks                 3,584                      4,726
Other assets (3)        5,232                      5,360
                      $88,405                    $79,447
                      =======                    =======
Liabilities and
  Shareholders'
  Equity:
Interest-bearing
  liabilities:
  Demand deposits     $28,637       218  3.0%    $29,140       207  2.8%
  Time deposits        27,675       422  6.1%     23,295       278  4.8%
  Other borrowings      5,088        94  7.4%        261         3  4.6%
  Total interest-
    bearing
    liabilities        61,400       734  4.8%     52,676       488  3.7%
Demand deposits        15,509                     16,244
Other liabilities       1,015                        720
Total liabilities      77,924                     69,640
Shareholders' equity   10,481                      9,807
                      $88,405                    $79,447
                      =======                    =======

Net interest income and margin     $922  4.6%                 $867 5.0%
                                 ======                     ======

(1)  Annualized.
(2) Loan interest income included loan fee income of $86,000 and $109,000 for the quarters ended September 30, 1995 and 1994, respectively.
(3)  Includes the average allowance for credit losses of $768,000 and $950,000 and deferred loan fees of $242,000 and $224,000 for the quarters ended September 30, 1995 and 1994, respectively.

Provision for credit losses
---------------------------
The Bank maintains an allowance for possible credit losses which is based, in part, on the Bank's historical loss experience, the impact of forecasted economic conditions within the Bank's market area, and, as applicable, the State of California, the value of the underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. During the third quarter of 1995 the Bank did not provide any additional provision for credit losses. During the third quarter of 1994 the
Bank reversed $75,000 from the allowance for credit losses.   There
were $9,000 in loans charged-off and $13,000 in recoveries in the third quarter of 1995, as compared to $129,000 in loans charged-off and $4,000 in recoveries in the third quarter of 1994.

At September 30, 1995, the allowance for credit losses was $766,000 or 2.2% of total loans, compared to $738,000 or 2.2% at December
31, 1994.  There were no nonaccrual loans at September 30, 1995
($707,000 at December 31, 1994).

At September 30, 1995 and December 31, 1994, there were no loans past due 90 days or more as to principal or interest and still accruing interest. There was one loan at September 30, 1995 in the amount of $196,000 which was a troubled debt restructuring as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." At September 30, 1995, there were six potential problem loans having a combined principal balance of $1,226,000 ($1,030,000 at December 31, 1994). Potential problem loans are loans which are generally current as to principal and interest but have been identified by the Company as potential problem loans due either to a decrease in the underlying value of the property securing the credit or some other deterioration in the creditworthiness of the borrower. All of the six loans identified as potential problem loans are secured by real estate and personal property.

OREO totalled $1,735,000 at September 30, 1995 ($1,717,000 at
December 31, 1994). OREO consisted of a single family residence and a 12 lot subdivision with appraised values in excess of the Bank's carrying values. The Company does not intend to hold the properties but will actively market the properties as market conditions improve.

Nonperforming loans and other real estate owned are summarized below:

                             September 30, 1995   December 31, 1994
Nonperforming loans:
  Past due 90 days or more      $     -          $     -
  Nonaccrual                          -             707,000

    Total                             -             707,000

Other real estate owned          1,735,000        1,717,000

Total nonperforming loans and
  other real estate owned       $1,735,000       $2,424,000
                                ==========       ==========

Management is of the opinion that the allowance for credit losses is maintained at an adequate level for known and currently anticipated future risks inherent in the loan portfolio. However, the Bank's loan portfolio, which includes approximately $23,000,000 in real estate loans representing approximately 66% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Bank's market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and OREO and the level of the allowance for loan losses which could adversely affect the Company's and the Bank's future growth and profitability.

Noninterest income
------------------
Other income consists of service charges on deposit accounts, income from assets acquired for lease and fees for other miscellaneous services. Total other income increased from $102,000 in the third quarter of 1994 to $182,000 in the third quarter of 1995. This increase is primarily attributable to a gain on sale of OREO of $55,000, rental income on OREO property and a gain on sale of securities of $10,000.

Noninterest expense
-------------------
Other expenses were $793,000 in the third quarter of 1994 and 1995. As a percentage of average earning assets, other expenses for the third quarter, on an annualized basis, decreased from 4.6% in 1994 to 4.0% in 1995.

During the third quarter of 1995 the Company received a refund of $43,000 as part of the recapitalization of the Bank Insurance Fund, as compared to assessment expense of $39,000 for the third quarter of 1995. Based upon the current risk assessment rate system, the refund and the Bank's current level of deposits, the Bank estimates that its annual non-interest assessment expense will decrease during 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
---------------------------------------------
An analysis of the results of operations of the Company for the nine month period ended September 30, 1995 compared to the comparable period in 1994 is as follows:

Net interest income
-------------------
Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:

                                Nine months ended September 30,

                               1995                        1994
                      -------------------------  -------------------------
                      Average           Average  Average           Average
                      Balance  Interest Yield(1) Balance  Interest Yield(1)
                                (In thousands, except percentages)                 Assets:
                                            (Unaudited)
Earning assets:
  Loans (2)           $33,596    $2,801 11.1%    $32,931    $2,504 10.1%
  Investment
    securities         37,689     1,814  6.4%     30,782     1,294  5.6%
  Federal funds sold    5,022       215  5.7%      6,304       178  3.8%
  Total interest
    earning assets     76,307     4,830  8.4%     70,017     3,976  7.6%
Cash and due from
  banks                 3,631                      4,541
Other assets (3)        5,315                      4,008
                      $85,253                    $78,566
                      =======                    =======
Liabilities and
  Shareholders'
  Equity:
Interest-bearing
  liabilities:
  Demand deposits     $28,534       644  3.0%    $27,988       461  2.2%
  Time deposits        26,789     1,178  5.9%     23,333       937  5.4%
  Other borrowings      3,981       228  7.6%        190         6  4.2%
  Total interest-
    bearing
    liabilities        59,304     2,050  4.6%     51,511     1,404  3.6%
Demand deposits        14,930                     16,196
Other liabilities         906                        688
Total liabilities      75,140                     68,395
Shareholders' equity   10,113                     10,171
                      $85,253                    $78,566
                      =======                    =======

Net interest income and margin   $2,780 4.9%               $2,572  4.9%
                                 ======                     ======

(1)  Annualized.
(2) Loan interest income included loan fee income of $245,000 and $316,000 for the nine months ended September 30, 1995 and 1994, respectively.
(3) Includes the average allowance for loan losses of $768,000 and $1,072,000, and deferred loan fees of $232,000 and $216,000 for the nine months ended September 30, 1995 and 1994, respectively.

Provision for credit losses
---------------------------
During the first nine months of 1995, the Bank did not provide any additional funds to the provision for credit losses. During the first nine months of 1994, the Bank reversed $481,000 from the allowance for credit losses. There were $45,000 in loans charged off and $73,000 in recoveries for the nine months ending September 30, 1995, compared to $63,000 charged off and $67,000 in recoveries for the first nine months of 1994.

Noninterest income
------------------
Other income consists of service charges on deposit accounts, income on assets acquired for lease and fees for other miscellaneous services. Total other income increased from $306,000 in 1994 to $505,000 in 1995. The increase is primarily attributable to a gain on sale of securities of $42,000, rental income on OREO property of $104,000 and a gain on sale of OREO of $55,000.

Noninterest expense
-------------------
Other expenses have decreased from $2,598,000 in 1994 to $2,316,000 in 1995 due primarily to a decrease of $290,000 in the amount added to the reserve for OREO losses. As a percentage of average earning assets, other expenses, on an annualized basis, decreased from 4.9% in 1994 to 4.0% in 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Bank manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. At September 30, 1995 liquid assets as a percentage of deposits were 42% (34% at December 31, 1994). In addition to cash and due from banks, liquid assets include short-term time deposits with other banks, Federal funds sold and investment securities available for sale. The Bank has $8.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.

Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the positions taken with respect to liquidity and interest rate sensitivity continue to be appropriate. The Bank also utilizes a monthly "Gap" report which identifies rate sensitivity over the short- and long-term.


The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Company's earning assets and interest-bearing liabilities at September 30, 1995, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

Based on the contractual terms of its assets and liabilities, the Bank is currently liability sensitive in terms of its short-term exposure to interest rates. In other words, the Bank's liabilities reprice faster than its assets in the short-term.

DISTRIBUTION OF REPRICING OPPORTUNITIES
At September 30, 1995
(Dollars in thousands)

                              After Three  After Six   After One
                     Within   Months But   Months But  Year But    After
               Three    Within Six   Within One    Within    Five
               Months     Months        Year     Five Years  Years    Total
               -----    ----------   ----------  ----------  -----   -------
Federal funds
  sold        $14,000      -           -            -          -     $14,000
Municipal
 securities      -         $200    $    165      $ 2,613       $772    3,750
U.S. Treasury
 and agency
 securities     4,488      -          5,682        9,531     10,038   29,739
FRB stock        -         -           -            -         1,319    1,319
Loans          23,366   $ 1,013       1,003        6,935      2,590   34,907
              -------   -------     -------      -------    -------  -------
Total earning
 assets       $41,854   $ 1,213     $ 6,850      $19,079    $14,719  $83,715
              -------   -------     -------      -------    -------  -------
Interest
 bearing
 demand
 deposits      23,368      -           -            -          -     23,368
Savings
 accounts       4,442      -           -            -          -      4,442
Time
 certificates
 of deposit
 of $100,000
 or more        4,001    $1,591     $1,752      $2,292         -      9,636
Other time
 deposits       6,491     1,521      4,038       6,105         -     18,155
Other
 borrowings      -        2,000      1,570         275       $3,741   7,586
               ------    ------     ------      ------       ------  ------
Total
 interest
 bearing
 liabilities  $38,302    $5,112    $ 7,360     $ 8,672       $3,741 $63,187

Interest rate
  sensitivity
  gap         $ 3,552   $(3,899)   $  (510)    $10,407      $10,978 $20,528
              =======   =======     =======     =======     ======= =======
Cumulative
 interest
 rate
 sensitivity
 gap          $ 3,552    $ (347)   $  (857)    $ 9,950      $20,528
              =======    =======   ========    =======      =======
Interest rate
  sensitivity
 gap ratio       1.09%     0.24%       0.93%       2.20%       N/A

Cumulative
 interest rate
 sensitivity
 gap ratio       1.09%     0.99%       0.98%       1.16%      1.41%

The Company and the Bank are subject to capital adequacy guidelines issued by the Board of Governors of the Federal Reserve System (the "BGFRS") and the Office of the Comptroller of the Currency ("OCC"). The Company and the Bank are required to maintain total capital equal to at least 8% of assets and commitments to extend credit, weighted by risk, of which at least 4% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of loan loss reserves. Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8% total ratio. For example, cash and government securities are assigned to a 0% risk-weighted category, most home mortgage loans are assigned to a 50% risk-weighted category requiring a 4% capital allocation and commercial loans are assigned to a 100% risk-weighted category requiring an 8% capital allocation. As of September 30, 1995, the Company's total risk-based capital ratio was approximately 22.6% (approximately 22.2% for the Bank) compared to approximately 22.2% (approximately 21.6% for the Bank) at December 31, 1994.

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

The following table reflects the Company's leverage, Tier 1 and total risk-based capital ratios for the quarter ended September 30, 1995 and the year ended December 31, 1994.

                             September 30, 1995  December 31, 1994
                             ------------------  -----------------

Leverage ratio                        11.7%             12.2%
Tier 1 capital ratio                  21.4%             20.9%
Total risk-based capital ratio        22.6%             22.2%

On December 19, 1991, the President signed the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA, among other matters, substantially revised banking regulations and established a framework for determination of capital adequacy of financial institutions. Under FDICIA, financial institutions are placed into one of five capital adequacy catagories as follows: (1) "Well capitalized" - consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized" - consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "Undercapitalized" - consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) "Significantly undercapitalized" - consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) "Critically undercapitalized" - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

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

          Not applicable

Item 5. Other Information

          Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)  (3)  Exhibits

     27.1 Financial Data Schedules

                        SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED
ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                               SARATOGA BANCORP



Date: November 10, 1995       -------------------------
                               Mary Page Rourke, Treasurer
                               (Principal Financial and
                               Accounting Officer)

                     INDEX TO EXHIBITS

                                             Sequentially
                                               Numbered
Number                   Exhibits                Page

 27.1          Financial Data Schedule             20