Form 10-K
period 1995-12-31
SARATOGA BANCORP
filed 1996-03-28
CIK 702700

FORM 10-K
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
     (Mark One)

      X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1995 or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to

     Commission file number            2-77519-LA

                               SARATOGA BANCORP
       (Exact name of registrant as specified in its charter)

            California                          94-2817587
     (State or other jurisdiction of        (I.R.S. employer
     incorporation or organization)        Identification No.)

     12000 Saratoga-Sunnyvale Road
        Saratoga, California                       95070
  (Address of principal executive offices)       (Zip Code)

  Registrant's telephone number, including area code   (408)973-1111

  Securities registered pursuant to Section 12 (b) of the Act:
                                              Name of each exchange
            Title of each class               on which registered
                  NONE                             NONE

  Securities registered pursuant to Section 12 (g) of the Act:
                            NONE
                       (Title of class)

       Saratoga Bancorp (1) has filed all reports required to be
  filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
  filing requirements for the past 90 days.  Yes  X  No     .

       Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of the voting stock held by non-affiliates of Saratoga Bancorp on March 1, 1996 was $6,661,376

       As of March 1, 1996, Saratoga Bancorp had 1,030,972 shares of common stock outstanding.


              DOCUMENTS INCORPORATED BY REFERENCE

       The Company's Proxy Statement is incorporated herein by reference in Part III, Items 10 through 13.

              The Index to Exhibits appears on page 73


                         Page 1 of 179  pages

                             PART 1
  Item 1. Business

  General

     Saratoga Bancorp (the "Company") is a registered bank hold-ing company whose principal asset (and only subsidiary) is the common stock of Saratoga National Bank (the "Bank"). The Company itself does not engage in any business activities other than the ownership of the Bank and investment of its available
  funds.   As used herein, the term "Saratoga Bancorp" or the
  "Company" includes the subsidiary of the Company unless the context requires otherwise. The Company was incorporated in California on December 8, 1981. The Bank commenced operations on November 8, 1982. The Bank provides a variety of banking services to businesses, governmental units and individuals. The Bank conducts a commercial and retail banking business, which includes accepting demand, savings and time deposits and making commercial, real estate and consumer loans. It also offers installment note collections, issues cashier's checks, sells traveler's checks and provides other customary banking services. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the legal limits thereupon. The Bank does not offer trust services nor international banking services and does not plan to do so in the near future. At December 31, 1995, the Company had total assets of approximately $100 million and total deposits of approximately $75 million.
  At December 31, 1995, the Company and the Bank had 24 full-time equivalent employees.

     Most of the Bank's deposits are obtained from the Bank's primary service area. A material portion of the Bank's deposits has not been obtained from a single person or group of related persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank, nor is a material portion of the Bank's loans concentrated within a single industry or group of related industries, although real estate construction loans represent approximately 21% of total loans. Furthermore, the extent to which the business of the Bank is seasonal is insignificant. The importance of, and risks attendant to, foreign sources and application of the Bank's funds is negligible.

     For additional information concerning the Company and the Bank, see Selected Financial Data in Item 6 at page 28.
    PAGE

Supervision and Regulation

     The common stock of the Company is subject to the registration requirements of the Securities Act of 1933, as amended, and the qualification requirements of the California Corporate Securities Law of 1968, as amended. The Bank's common stock, however, is exempt from such requirements. The Company is also subject to the periodic reporting requirements of
  Section 15(d) of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, filing annual, quarterly and other current reports with the Securities and Exchange Commission.

     The Bank is chartered under the national banking laws of the United States of America, and its deposits are insured by the FDIC. The Bank has no subsidiaries. Consequently, the Bank is regularly examined by the Office of the Comptroller of the Currency (the "OCC"), its primary regulator, and is subject to the supervision of the OCC and the FDIC. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank's business and condition, including its capital ratios, allowance for possible loan losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. The Company and the Bank are required to file reports with the OCC, the FDIC and the Board of Governors of the Federal Reserve System ("Board of Governors") and provide such additional information as the OCC, FDIC and the Board of Governors may require.

     The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is registered as such with, and subject to the supervision of, the Board of Governors. The Company is required to obtain the approval of the Board of Governors before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. The Bank Holding Company Act prohibits the Company from acquiring any voting shares of, or interest in, all or substantially all of the assets of, a bank located outside the State of California unless such an acquisition is specifically authorized by the laws of the state in which such bank is located. Any such interstate acquisition is also subject to the provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 discussed below. The OCC regulates the number and locations of the branch offices of a national bank and may only permit a national bank to maintain branches in locations and under conditions imposed by state law upon state banks.

     The Company, and any subsidiaries which it may acquire or organize, are deemed to be "affiliates" of the Bank within the meaning of that term as defined in the Federal Reserve Act.
  This means, for example, that there are limitations (a) on loans by the Bank to affiliates, and (b) on investments by the Bank in affiliates' stock as collateral for loans to any borrower. The Company and the Bank are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

     In addition, regulations of the Board of Governors promulgated under the Federal Reserve Act require that reserves be maintained by the Bank in conjunction with any liability of the Company under any obligation (promissory note, acknowledgement of advance, banker's acceptance or similar obligation) with a weighted average maturity of less than seven
  (7) years to the extent that the proceeds of such obligations are used for the purpose of supplying funds to the Bank for use in its banking business, or to maintain the availability of such funds.

     The Company and the Bank are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, sale or lease of property or furnishing of services.
  Section 106(b) of the Bank Holding Company Act Amendments of 1970 generally prohibits a bank from tying a product or service to another product or service offered by the bank, or by any of its affiliates. A prohibited tie-in arrangement would exist where a bank varies the consideration for a product or service on the condition that the customer obtain some additional product or service from the bank or from any of its affiliates, or where as a condition for providing a customer a product or service, the bank requires the customer to purchase another product or service from the bank or from any of its affiliates. These anti-tying restrictions also apply to bank holding companies and their non-bank subsidiaries as if they were banks.
  Section 106 contains a "traditional bank product" exception permitting a bank to tie a product to a traditional bank product offered by the bank itself, but not by any affiliated bank or non-bank. For example, a bank may offer a discount on a loan on the condition that a customer maintain a deposit account at that bank, however, the bank may not offer a discount on a loan on the condition that a customer maintain a deposit account at an affiliated bank. Effective September 2, 1994, the Board of Governors adopted a rule permitting a bank or a bank holding company to offer a discount on a traditional bank product, or on securities brokerage services to a customer on condition that the customer obtain a traditional bank product from an affiliate. Effective January 23, 1995, the Board of Governors adopted a rule permitting a bank holding company or its non-bank subsidiary to offer a discount on its product or service on condition that a customer obtain any other product or service from that holding company or from any of its non-bank affiliates. The rule permits bank holding companies and their non-bank subsidiaries to offer discounts on packaged products when no affiliated bank is involved in the arrangement (both the tying and tied products are offered by bank holding companies or their non-bank subsidiaries only), and both the tying and tied products are separately available for purchase at competitive prices.

     The Board of Governors, OCC and the FDIC have adopted risk-based capital guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the guidelines, the
  Company and the Bank are required to maintain capital equal to at least 8.0% of its assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock, or a limited amount of loan loss reserves.

     Assets, commitments to extend credit, and off-balance sheet items are categorized according to risk and certain assets considered to present less risk than others permit maintenance of capital at less than the 8% ratio. For example, most home mortgage loans are placed in a 50% risk category and therefore require maintenance of capital equal to 4% of such loans, while commercial loans are placed in a 100% risk category and therefore require maintenance of capital equal to 8% of such loans.

     The guidelines establish two categories of qualifying capital: Tier 1 capital comprising core capital elements, and Tier 2 comprising supplementary capital requirements. At least one-half of the required capital must be maintained in the form of Tier 1 capital. Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock. However, no more than 25% of the Company's total Tier 1 capital may consist of perpetual preferred stock. The definition of Tier 1 capital for the Bank is the same, except that perpetual preferred stock may be included only if it is noncumulative. Tier 2 capital includes, among other items, limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserve for credit losses.

     The Board of Governors, OCC and the FDIC also adopted minimum leverage ratios for banking organizations as a supplement to the risk-weighted capital guidelines. The leverage ratio is generally calculated using Tier 1 capital (as defined under risk-based capital guidelines) divided by quarterly average net total assets (excluding intangible assets and certain other adjustments). The leverage ratio establishes a limit on the ability of banking organizations, including the Company and the Bank, to increase assets and liabilities without increasing capital proportionately.

     The Board of Governors and the OCC emphasized that the leverage ratio constitutes a minimum requirement for well-run banking organizations having diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and a composite rating of 1 under the regulatory rating system for banks and 1 under the regulatory rating system for bank holding companies. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not exhibit the characteristics of a strong, well-run banking organization described above, will be required to maintain minimum capital ranging generally from 100 to 200 basis points in excess of the leverage ratio. The FDIC adopted a substantially similar leverage ratio for state non-member banks which established (i) a 3 percent Tier 1 minimum capital leverage ratio for highly-rated banks (those with a composite regulatory rating of 1 and not experiencing or anticipating significant growth); and (ii) a 4 percent Tier 1 minimum capital leverage ratio for all other banks, as a supplement to the risk-based capital guidelines.

     At December 31, 1995, the Bank and the Company are in compliance with the risk-based capital and leverage ratios described above. See Item 7 below for a listing of the Company's risk-based capital ratios at December 31, 1995 and 1994.

     During 1995, the Company's primary source of income was interest income. In the future, the Company also expects to receive dividends and management fees from the Bank. The Bank's ability to make such payments is subject to restrictions estab-lished by federal banking law, and subject to approval by the OCC. Such approval is required if the total of all dividends declared by the Bank's Board of Directors in any calendar year will exceed the Bank's net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or to a fund for the retirement of preferred stock. The OCC generally prohibits national banks from, among other matters, adding the allowance for loan and lease losses to undivided profits then on hand when calculating the amount of dividends which may be paid. Additionally, while the Board of Governors has no general restriction with respect to the payment of cash dividends by an adequately capitalized bank to its parent holding company, the Board of Governors, OCC and/or the FDIC, might, under certain circumstances, place restrictions on the ability of a particular bank to pay dividends based upon peer group averages and the performance and maturity of the particular bank, or object to management fees on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arms length transaction. The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the Bank would be included in one of the "undercapitalized" categories for capital adequacy purposes pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 See the discussion of dividends in Item 5 below for additional information regarding
  dividends.    Under the formulas discussed in Item 5, at
  December 31, 1995, approximately $1,681,000 of the Bank's net profits were available for distribution as dividends without the necessity of any prior governmental approvals. These net profits constitute part of the capital of the Bank and sound banking practices require the maintenance of adequate levels of capital.



  COMPETITION

     The banking business in Santa Clara County, as it is elsewhere in California, is highly competitive, and each of the major branch banking institutions has one or more offices in the Bank's service area. The Bank competes in the marketplace for deposits and loans, principally against these banks, independent community banks, savings and loan associations, thrift and loan companies, credit unions, mortgage banking companies, and other miscellaneous institutions that claim a portion of the market.

     Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services which the Bank is not authorized or prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide such services for its customers. For borrowers requiring loans in excess of the Bank's legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limits.

   As of December 31, 1995, the Bank's legal lending limits to a single borrower and such borrower's related parties were $1,749,000 based on regulatory capital of $11,658,000.

     The Bank's business is concentrated in its service area, which primarily encompasses Santa Clara County, and also includes, to a lesser extent, the contiguous areas of Alameda, San Mateo and Santa Cruz Counties.

     In order to compete with the major financial institutions in its primary service area, the Bank uses to the fullest extent possible the flexibility which is accorded by its independent status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by the Bank's officers, directors and employees. The Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. In the event there are customers whose loan demands exceed the Bank's lending limits, the Bank seeks to arrange for such loans on a participation basis with other financial institutions. The Bank also assists those customers requiring services not offered by the Bank to obtain such services from correspondent banks.

     Banking is a business which depends on interest rate differentials. In general, the difference between the interest rate paid by the Bank to obtain its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and on securities held in the Bank's portfolio comprise the major portion of the Bank's earnings.

     Commercial banks compete with savings and loan associations, credit unions, other financial institutions and other entities for funds. For instance, yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for loans with savings and loan associations, credit unions, consumer finance companies, mortgage companies and other lending institutions.

     The interest rate differentials of the Bank, and therefore its earnings, are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States as set by statutes and as implemented by federal agencies, particularly the Federal Reserve Board. This agency can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States government securities, adjustments in the amount of interest free reserves that banks and other financial institutions are required to maintain, and adjustments to the discount rates applicable to borrowing by banks from the Federal Reserve Board. These activities influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and timing of any future changes in monetary policies and their impact on the Bank can't be predicted.

     California law and regulations of the California State Superintendent of Banks ("the Superintendent") authorize California licensed banks, subject to applicable limitations and approvals of the Superintendent to (1) provide real estate appraisal services, management consulting and advice services, and electronic data processing services; (2) engage directly in real property investment or acquire and hold voting stock of one or more corporations, the primary activities of which are engaging in real property investment; (3) organize, sponsor, operate or render investment advice to an investment company or to underwrite, distribute or sell securities in California; and
  (4) invest in the capital stock, obligations or other securities of corporations not acting as insurance companies, insurance agents or insurance brokers. In November 1988, Proposition 103 was adopted by California voters. The Superintendent has established certain procedures to be followed by banks desiring to engage in insurance activities which include filing a report describing (1) a proposed business plan and information regarding the types of insurance products intended to be offered; (2) insurance companies with which the banks intend to conduct business; (3) organization plans; (4) locations at which activities will be conducted; and (5) proposed operational and compliance procedures and policies. The California Department of Insurance regulates application processing, licensing and supervision of insurance activities. National banks (whether a holding company subsidiary or not) are limited under applicable provisions of the National Bank Act to acting as an agent for fire, life or other insurance only in locations with a population of 5,000 or less. In recent years, banks and bank holding companies have increasingly sought authorization to expand their product base to include insurance activities. The Federal Deposit Insurance Corporation Improvement Act of 1991 discussed below, generally restricts an insured state bank from engaging as a principal in any activity that is impermissible for a national bank. On January 18, 1995, the United States Supreme Court unanimously upheld a ruling by the OCC that permitted sale of fixed and variable annuities by a national bank and confirmed the authority of the OCC to interpret the powers of national banks under the National Bank Act. The OCC determined that annuities are not insurance products, but rather a type of investment instrument and that the sale of annuities is incidental to the business of banking. It is not certain what impact the decision will have upon the continuing effort of banks and bank holding companies to engage in insurance related activities.

     The Caldera, Weggeland and Killea California Interstate Banking and Branching Act of 1995, effective October 2, 1995, amends the California Financial Code to, among other matters, regulate the operations of state banks to eliminate conflicts with and to implement the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 discussed below. The Caldera Act includes (1) an election to permit early interstate merger transactions; (2) a prohibition against interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole business unit of the California bank; and (3) a prohibition against interstate branching through de novo establishment of California branch offices. The Caldera Act mandates that initial entry into California by an out-of-state institution be accomplished by acquisition of or merger with an existing whole bank which has been in existence for at least five years.

     The State Bank Parity Act, effective January 1, 1996, eliminates certain existing disparities between California state chartered banks and federally chartered national banks by authorizing the Superintendent to address such disparities through a streamlined rulemaking process. The Superintendent has taken action pursuant to the Parity Act to, among other matters, authorize previously impermissible share repurchases by state banks, subject to the prior approval of the Superintendent.

     The Competitive Equality Banking Act of 1987 (the "1987 Banking Act") also has affected the balance of competition among banks and other non-bank financial institutions. Among other things, the 1987 Banking Act has restricted the growth and formation of so-called "limited service" or "non-bank" banks (institutions which accept deposits or make commercial loans, but do not do both). Other key provisions of the 1987 Banking Act included: (1) the expansion of the FDIC's authority in arranging supervisory interstate acquisitions and acquisitions of failing banks; (2) the renewal of emergency acquisition authorities; (3) the exemption of assessment income of federal banking agencies from budget restrictions imposed by the Office of Management and Budget and from the budget balancing requirements of the Gramm-Rudman-Hollings Act; (4) a moratorium (which ended on March 1, 1988), prohibiting commercial banks from engaging in insurance or securities activities not approved prior to March 5, 1987; (5) the application of the Glass-

  Steagall Act to state-chartered banks, prohibiting affiliations with companies principally engaged in securities activities; and
  (6) new check hold schedules which were implemented on September
  1, 1990.

     On August 9, 1989, President Bush signed into law the
  Financial Institutions Reform, Recovery and Enforcement Act of
  1989 ("FIRREA"). The FIRREA contains provisions' which among other things: (1) established two separate financial industry insurance funds, both administered by the FDIC - the Bank
  Insurance Fund and the Savings Association Insurance Fund; (2) abolished the Federal Home Loan Bank Board and the Federal
  Savings and Loan Insurance Corporation and established the Office of Thrift Supervision as an office of the Treasury
  Department, with responsibility for examination and supervision of all savings and loan associations; (3) increased the premiums paid by FDIC-insured institutions; (4) permitted bank holding companies to acquire healthy savings and loan associations; (5) enhanced federal banking agencies' enforcement authority over the operations of all insured depository institutions and increased the civil and criminal penalties that may be imposed in connection with violations of laws and regulations; (6) curtailed investments and certain other activities of state-chartered savings and loan associations; and (7) increased the capital requirements of savings and loan associations.

     On December 19, 1991, President Bush signed the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The FDICIA substantially revises banking regulations, certain aspects of the Federal Deposit Insurance Act and establishes a framework for determination of capital adequacy of financial institutions, among other matters. Under the FDICIA, financial institutions are placed into five capital adequacy categories as follows: (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. The FDICIA authorized the Board of Governors, the OCC and FDIC to establish limits below which financial institutions will be deemed critically undercapitalized, provided that such limits can not be less than two percent (2%) of the ratio of tangible equity to total assets or sixty-five percent (65%) of the minimum leverage ratio established by regulation. Financial institutions classified as undercapitalized or below are subject to limitations including restrictions related to (i) growth of assets, (ii) payment of interest on subordinated indebtedness,
  (iii) capital distributions, and (iv) payment of management fees to a parent holding company.

     The FDICIA requires the Board of Governors, OCC and FDIC to initiate corrective action regarding financial institutions which fail to meet minimum capital requirements. Such action may result in orders to augment capital such as through sale of voting stock, reduction in total assets, and restrictions related to correspondent bank deposits. Critically undercapitalized financial institutions may also be subject to appointment of a receiver or conservator unless the financial institution submits an adequate capitalization plan.

     The FDIC adopted a regulation pursuant to Section 302(a) of the FDICIA, effective on November 2, 1992, amending its regulations on insurance assessments to, among other matters, adopt a recapitalization schedule for the Bank Insurance Fund and establish a transitional risk-based insurance assessment system to replace the uniform assessment rate system previously applicable to insured financial institution members of the Bank Insurance Fund. The regulation required that each insured institution be assigned to one of three capital groups and one of three supervisory subgroups within each capital group, based upon financial data reported by each institution in it's Report of Income and Condition, as well as supervisory evaluations by the institution's primary federal regulatory agency. The three capital groups have the following characteristics: (1) "Well capitalized" - consisting of institutions having a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater; (2) "Adequately capitalized" - consisting of institutions that are not "well capitalized," but have a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and a Tier 1 leverage ratio of 4% or greater; and (3) "Undercapitalized" - consisting of institutions that do not qualify as either "well capitalized" or "adequately capitalized". The three supervisory subgroups have the following characteristics: (A) Subgroup "A" - consisting of financially sound institutions with only a few minor weaknesses;
  (B) Subgroup "B" - consisting of institutions that demonstrate deterioration of the institution and increased risk of loss to the Bank Insurance Fund; and (C) Subgroup "C" - consisting of institutions that pose a substantial probability of loss to the Bank Insurance Fund unless effective corrective action is taken.

     The annual assessment rate for each insured institution continued at the rate of $0.23 per $100 of deposits through year-end December 31, 1992. Commencing January 1, 1993, the assessment rate was based upon a risk assessment schedule with rates ranging from $0.23 to $0.31 per $100 of deposits utilizing the capital group and supervisory subgroup analysis. On June 25, 1993, the FDIC adopted a permanent risk-based insurance assessment system which retained the transitional system without substantial modification. In late 1994 and early 1995, the FDIC proposed two significant changes to the deposit insurance assessment system to (1) redefine the deposit assessment base which has been defined to equal an institution's total domestic deposits, plus or minus certain adjustments, but without significantly impacting total industry-wide assessments (although significant changes in assessments of individual institutions may occur); and (2) establish a new assessment rate schedule, using the present group and subgroup categories, but with assessment rates varying from $0.04 to $0.31 per $100 of deposits, resulting in a spread between the minimum and maximum rates of $0.27 rather than $0.08. On August 8, 1995, the FDIC voted to reduce the deposit insurance assessment rates to a range from $0.04 to $0.31 per $100 of deposits and subsequently, on November 14, 1995, the FDIC voted again to further reduce the assessment rates to a range from $0 to $0.27 per $100 of deposits, subject to a minimum $2,000 annual assessment for all institutions regardless of classification within the capital groups and supervisory subgroups as follows:

                              Supervisory Subgroup

                                 A       B       C
          Capital Group

                1             $0.00   $0.03   $0.17
                2               .03     .10     .24
                3               .10     .24     .27

     The above assessment rates are effective for the first semiannual assessment period of 1996. Based upon the above risk-based assessment rate schedule, the Company's and Bank's current capital ratios, the Bank's current level of deposits, and assuming no change in the assessment rate applicable to the Bank during 1996, the Company estimates that its annual noninterest expense attributed to assessments will decrease by approximately $78,000 during 1996.

   The Board of Governors, OCC and FDIC adopted regulations effective December 19, 1992, implementing a system of prompt corrective action pursuant to Section 38 of the Federal Deposit Insurance Act and Section 131 of the FDICIA. The regulations establish five capital categories with the following characteristics: (1) "Well capitalized" - consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized"
  - consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "Undercapitalized" - consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) "Significantly undercapitalized" - consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) "Critically undercapitalized" - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

   The regulations established procedures for classification of financial institutions within the capital categories, filing and reviewing capital restoration plans required under the regulations and procedures for issuance of directives by the appropriate regulatory agency, among other matters. The regulations impose restrictions upon all institutions to refrain from certain actions which would cause an institution to be classified within any one of the three "undercapitalized" categories, such as declaration of dividends or other capital distributions or payment of management fees, if following the distribution or payment the institution would be classified within one of the "undercapitalized" categories. In addition, institutions which are classified in one of the three "undercapitalized" categories are subject to certain mandatory and discretionary supervisory actions. Mandatory supervisory actions include (1) increased monitoring and review by the appropriate federal banking agency; (2) implementation of a capital restoration plan; (3) total asset growth restrictions; and (4) limitation upon acquisitions, branch expansion, and new business activities without prior approval of the appropriate federal banking agency. Discretionary supervisory actions may include (1) requirements to augment capital; (2) restrictions upon affiliate transactions; (3) restrictions upon deposit gathering activities and interest rates paid; (4) replacement of senior executive officers and directors; (5) restrictions upon activities of the institution and its affiliates; (6) requiring divestiture or sale of the institution; and (7) any other supervisory action that the appropriate federal banking agency determines is necessary to further the purposes of the regulations. Further, the federal banking agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5 percent of the depository institution's total assets at the time it became undercapitalized, and (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it were "significantly undercapitalized." The FDICIA also restricts the solicitation and acceptance of and interest rates payable on brokered deposits by insured depository institutions that are not "well capitalized." An "undercapitalized" institution is not allowed to solicit deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits in the particular institution's normal market areas or in the market areas in which such deposits would otherwise be accepted.

   Any financial institution which is classified as "critically undercapitalized" must be placed in conservatorship or receivership within 90 days of such determination unless it is also determined that some other course of action would better serve the purposes of the regulations. Critically undercapitalized institutions are also prohibited from making (but not accruing) any payment of principal or interest on subordinated debt without the prior approval of the FDIC and the FDIC must prohibit a critically undercapitalized institution from taking certain other actions without its prior approval, including (1) entering into any material transaction other than in the usual course of business, including investment expansion, acquisition, sale of assets or other similar actions; (2) extending credit for any highly leveraged transaction; (3) amending articles or bylaws unless required to do so to comply with any law, regulation or order; (4) making any material change in accounting methods; (5) engaging in certain affiliate transactions; (6) paying excessive compensation or bonuses; and
  (7) paying interest on new or renewed liabilities at rates which would increase the weighted average costs of funds beyond prevailing rates in the institution's normal market areas.

   The capital ratio requirements for the "adequately capitalized" category generally are the same as the existing minimum risk-based capital ratios applicable to the Company and the Bank. It is not possible to predict what effect the prompt corrective action regulation will have upon the Company and the Bank or the banking industry taken as a whole in the foreseeable future.

   Under the FDICIA, the federal financial institution agencies have adopted regulations which require institutions to establish and maintain comprehensive written real estate policies which address certain lending considerations, including loan-to-value limits, loan administrative policies, portfolio diversification standards, and documentation, approval and reporting requirements. The FDICIA further generally prohibits an insured state bank from engaging as a principal in any activity that is impermissible for a national bank, absent FDIC determination that the activity would not pose a significant risk to the Bank Insurance Fund, and that the bank is, and will continue to be, within applicable capital standards. Similar restrictions apply to subsidiaries of insured state banks. The Company does not currently intend to engage in any activities which would be restricted or prohibited under the FDICIA.

   As required by the FDICIA, the federal financial institution agencies solicited comments in September 1993 on a method of incorporating an interest rate risk component into the current risk-based capital guidelines, with the goal of ensuring that institutions with high levels of interest rate risk have sufficient capital to cover their exposures. Interest rate risk is the risk that changes in market interest rates might adversely affect a bank's financial condition. Under the proposal, interest rate risk exposures would be quantified by weighing assets, liabilities and off-balance sheet items by risk factors which approximate sensitivity to interest rate fluctuations. As proposed, institutions identified as having an interest rate risk exposure greater than a defined threshold would be required to allocate additional capital to support this higher risk. Higher individual capital allocations could be required by the bank regulators based on supervisory concerns. The agencies adopted a final rule effective September 1, 1995 which is substantially similar to the proposed rule, except that the final rule does not establish (1) a measurement framework for assessing the level of a bank's interest rate exposure; nor
  (2) a minimum level of exposure above which a bank will be required to hold additional capital for interest rate risk if it has a significant exposure or a weak interest rate risk management process. The agencies also solicited comments on and are continuing their analysis of a proposed policy statement which would establish a framework to measure and monitor interest rate exposure.

   The federal financial institution agencies published a final rule on July 10, 1995 to be effective on August 9, 1995, implementing safety and soundness standards. The FDICIA added a new Section 39 to the Federal Deposit Insurance Act which required the agencies to establish safety and soundness standards for insured financial institutions covering (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; (7) asset quality, earnings and stock valuation; and (8) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss. The agencies issued the final rule in the form of guidelines only for operational, managerial and compensation standards and reissued for comment proposed standards related to asset quality and earnings which are less restrictive than the earlier proposal in November 1993. Unlike the earlier proposal, the guidelines under the final rule do not apply to depository institution holding companies and the stock valuation standard was eliminated. If an agency determines that an institution fails to meet any standard established by the guidelines, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency. Under the final rule, an institution must file a compliance plan within 30 days of a request to do so from the institution's primary federal regulatory agency. The agencies may elect to initiate enforcement action in certain cases rather than rely on an existing plan particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

   The Board of Governors issued final amendments to its risk-based capital guidelines to be effective December 31, 1994, requiring that net unrealized holding gains and losses on securities available for sale determined in accordance with SFAS
  No. 115, "Accounting for Certain Investments in Debt and Equity
  Securities," are not to be included in the Tier 1 capital component consisting of common stockholders' equity. Net unrealized losses on marketable equity securities (equity securities with a readily determinable fair value), however, will continue to be deducted from Tier 1 capital. This rule has the general effect of valuing available for sale securities at amortized cost (based on historical cost) rather than at fair value (generally at market value) for purposes of calculating the risk-based and leverage capital ratios.

   On December 13, 1994, the Board of Governors issued amendments to its risk-based capital guidelines regarding concentration of credit risk and risks of non-traditional activities, which were effective January 17, 1995. As amended, the risk-based capital guidelines identify concentrations of credit risk and evaluate an institution's ability to manage such risks and the risk posed by non-traditional activities as important factors in assessing an institution's overall capital adequacy.

   Since 1986, California has permitted California banks and bank holding companies to be acquired by banking organizations based in other states on a "reciprocal" basis (i.e., provided the other state's laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to local banking organizations). Some increase in merger and acquisition activity among California and out-of-state banking organizations has occurred as a result of this law, as well as increased competition for loans and deposits.

   President Clinton signed the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") on September 29, 1994. The Interstate Banking Act authorizes the Board of Governors to approve interstate acquisitions of banks or bank branch offices, generally without regard to conflicting requirements of state law, by adequately capitalized and managed bank holding companies, after September 29, 1995, and authorizes the other federal banking agencies to approve similar acquisitions by banks after June 1, 1997, unless prior to that date states enact laws prohibiting such acquisitions. Such so-called "opt out" measures are pending or have been passed in a number of states. States also may "opt in" to this authority at an earlier date if they enact laws specifically permitting such acquisitions. After March 29, 1996, the Interstate Banking Act authorizes the appropriate federal agency to approve the consolidation of banks located in different states but operated by the same bank holding company.

   The Interstate Banking Act imposes several limitations on the Board of Governors' general authority to approve such acquisitions including (1) preservation of state laws requiring acquisition target banks to have been chartered for minimum time periods not in excess of five years; (2) precluding acquisitions which would result in a concentration of deposits greater than 10% of total United States deposits, or 30% of total deposits in the state in which the acquired bank or branch office is located, subject to a state's right to either increase or decrease the 30% threshold and, in the absence of legislation, the right of a state banking regulatory agency to approve a transaction under certain circumstances; (3) Board of Governors' assessment of compliance with antitrust and community reinvestment laws, including a separate community reinvestment act analysis for each state in which a multi-state banking operation approved under the Interstate Banking Act exists; and
  (4) maintenance of state contingency laws requiring a bank acquisition target to maintain assets available for call by state-sponsored housing entities established under state law, provided (i) the state law does not discriminate against out-of-state banks, holding companies or their subsidiaries, (ii) the state law was in effect at the enactment date of the Interstate Banking Act, (iii) the FDIC has not determined that compliance with the state law would result in an unacceptable risk to the deposit insurance fund, and (iv) compliance with the state law would not place the bank in an unsafe or unsound condition.

   The federal banking agencies are required to adopt regulations effective June 1, 1997 which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. Such regulations will require the appropriate federal agency of an out-of-state bank or bank holding company to review such bank's operations in the host state in order to determine whether it is meeting the credit needs of the host state communities in which it operates, whenever it determines that such bank's ratio of loans to deposits in the host state is less than one-half the average of the total loans to total deposits for banks domiciled in the host state. If the agency reaches a negative conclusion, it is authorized to restrict the opening of new branch offices and to order the closure of the host state branch offices of the out-of-state bank. Before an agency may exercise authority to close such a branch office or offices, the Interstate Banking
  Act requires that it notify the bank and schedule a hearing.
  Banks which determine to close branches located in low or moderate income areas acquired under the Interstate Banking Act must notify their customers how to contact the appropriate federal agency to complain about the closing. If the agency determines that any such complaint is not frivolous, it must convene a meeting of concerned organizations and individuals to explore the feasibility of adequate alternative sources of banking services for the affected communities.

   In October 1994, the federal financial institution regulatory agencies jointly proposed a comprehensive revision of their regulations implementing the Community Reinvestment Act ("CRA"), enacted in 1977 to promote lending by financial institutions to individuals and businesses located in low and moderate income areas. In May 1995, the proposed CRA regulations were published in final form effective as of July 1, 1995. The revised regulations included transitional phase-in provisions which generally reguire mandatory compliance not later than July 1, 1997, although earlier voluntary compliance is permissible.

   Under the former CRA regulations, compliance was evaluated by an assessment of the institution's methods for determining, and efforts to meet, the credit needs of such borrowers. This system was highly criticized by depository institutions and their trade groups as subjective, inconsistent and burdensome, and by consumer representatives for its alleged failure to aggressively penalize poor CRA performance by financial institutions. The revised CRA regulations emphasize an assessment of actual performance rather than of the procedures followed by a bank, to evaluate compliance with the CRA.
  Overall CRA compliance continues to be rated across a four-point scale from "outstanding" to "substantial noncompliance," and continues to be a factor in review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in "substantial noncompliance" with the revised CRA regulations may be subject to enforcement proceedings.

   The regulations provide that "small banks," which are defined to include any independent bank with total assets of less than $250 million, are to be evaluated by means of a so-called "streamlined assessment method" unless such a bank elects to be evaluated by one of the other methods provided in the regulations. The differences between the evaluation methods may be summarized as follows:

        (1) The "streamlined assessment method" presumptively applicable to small banks requires that a bank's CRA compliance be evaluated pursuant to five "assessment criteria," including its (i) loan-to-deposit ratio (as adjusted for seasonal variations and other lending-related activities, such as sales to the secondary market or community development lending); (ii) percentage of loans and other lending-related activities in the bank's service area(s); (iii) distribution of loans and other lending-related activities among borrowers of different income levels, given the demographic characteristics of its service area(s); (iv) geographic distribution of loans and other lending-related activities within its service area(s); and (v) record of response to written complaints, if any, about its CRA performance.

        (2) The "lending, investments and service tests method" is applicable to all banks larger than $250 million which are not wholesale or limited purpose banks and do not elect to be evaluated by the "strategic plan assessment method." Central to this method is the requirement that such banks collect and report to their primary federal banking regulators detailed information regarding home mortgage, small business and farm and community development loans which is then used to evaluate CRA compliance. At the bank's option, data regarding consumer loans and any other loan distribution it may choose to provide also may be collected and reported.

   Using such data, a bank will be evaluated regarding its (I) lending performance according to the geographic distribution of its loans, the characteristics of its borrowers, the number and complexity of its community development loans, the innovativeness or flexibility of its lending practices to meet low and moderate income credit needs and, at the bank's election, lending by affiliates or through consortia or third-parties in which the bank has an investment interest; (ii) investment performance by measure of the bank's "qualified investments," that is, the extent to which the bank's investments, deposits, membership shares in a credit union, or grants primarily benefit low or moderate income individuals and small businesses and farms, address affordable housing or other needs not met by the private market, or assist any minority or women-owned depository institution by donating, selling on favorable terms or providing on a rent-free basis any branch of the bank located in a predominantly minority neighborhood; and
  (iii) service performance by evaluating the demographic distribution of the bank's branches and ATMs, its record of opening and closing them, the availability of alternative retail delivery systems (such as telephone banking, banking by mail or at work, and mobile facilities) in low and moderate income geographies and to low and moderate income individuals, and (given the characteristics of the bank's service areas and its capacity and constraints) the extent to which the bank provides "community development services" (services which primarily benefit low and moderate income individuals or small farms and businesses or address affordable housing needs not met by the private market) and their innovativeness and responsiveness.

        (3) Wholesale or limited purpose banks which do not make home mortgage, small farm or business or consumer loans to retail customers may elect, subject to agency approval of their status, to be evaluated by the "community development test method," which assesses the number and amount of the bank's community development loans, qualified investments and community development services and their innovativeness and complexity.

        (4) Any bank may request to be evaluated by the "strategic plan assessment method" by submitting a strategic plan for review and approval. Such a plan must involve public participation in its preparation, and contain measurable goals for meeting low and moderate income credit needs through lending, investments and provision of services. Such plans generally will be evaluated by measuring strategic plan goals against standards similar to those which will be applied in evaluating a bank according to the "lending, investments and service tests method."

   The federal financial institution regulatory agencies jointly issued a final rule effective as of January 1, 1996 to make certain technical corrections to the revised CRA regulations. Among other matters, the rule clarifies the transition from the former CRA regulations to the revised CRA regulations by confirming that when an institution either voluntarily or mandatorily becomes subject to the performance tests and standards of the revised regulations, the institution must comply with all of the requirements of the revised regulations and is no longer subject to the provisions of the former CRA regulations.

   The Bank has a current rating of "satisfactory" CRA compliance, and believes that it would not have received any lower rating if the regulations had been in effect when the Bank was last examined for CRA compliance on October 24, 1994.

   The United States Congress has periodically considered legislation which could result in further deregulation of banks and other financial institutions. Such legislation could result in further relaxation or elimination of geographic restrictions on banks and bank holding companies and increase the level of direct competition with other financial institutions, including mutual funds, securities brokerage firms, investment banking firms and other entities. The effect of such legislation on the Company and the Bank cannot be determined at this time.

  Accounting Pronouncements

   In December, 1991, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS No. 107 requires entities such as the Company to disclose, either in the body of its financial statements or in accompanying notes, the "fair value" of financial instruments for which it is "practicable to estimate that value." Most deposit and loan instruments issued by financial institutions, however, are subject to SFAS No. 107, and its effect on the Company is to require financial statement disclosure, in addition to their carrying value, of the fair value of most of the assets and liabilities of the Company. These disclosures apply to off-balance sheet financial instruments as well as those recorded on the balance sheet. Excluded from the disclosure requirement, among other types of instruments, are most employee benefit plan obligations, insurance contracts, leases, warranties, minority and equity interests in consolidated subsidiaries, and other investments accounted for under the equity method. The provisions of SFAS 107 are effective for the Company as of December 31, 1992.

   In November, 1992, the FASB issued SFAS No. 112,
  "Accounting for Postemployment Benefits", which requires the accrual of postemployment benefits, such as the continuation of health care benefits and life insurance coverage. SFAS No. 112 is effective for fiscal years beginning after December 15, 1993. Neither the Company nor the Bank currently offer postemployment benefits to its employees and therefore the implementation of SFAS No. 112 is not applicable to the Company and the Bank.

   In May, 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This standard was further modified by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan----Income Recognition and Disclosures." SFAS Nos. 114 and 118 are effective for the Company as of January 1, 1995. They require the Company to measure impaired loans based upon the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Application of the provisions of these statements did not have a significant effect on the Company's financial position or results of operations.

   Also in May, 1993, the FASB issued SFAS No. 115,
  "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the Company to classify debt and equity securities, which include substantially all of the Company's investment portfolio, into one of three categories: held-to-maturity, trading, or available-for-sale. Investments in debt securities shall be classified as held-to-maturity and measured at amortized cost only if the Company has the positive intent and ability to hold such securities to maturity. This methodology is consistent with the Company's current accounting practices for its investment securities. All other investments may be classified as either trading securities, which are bought and held principally for the purpose of selling them in the near term and are carried at market value with a corresponding recognition of the unrealized holding gain or loss in results of operations, or as available-for-sale securities, which are all other securities and are carried at market value with a corresponding recognition of the unrealized holding gain or loss as a net amount in a separate component of stockholders' equity until realized. The provisions of SFAS No. 115 are effective as of January 1, 1994. At December 31, 1995, neither the Company nor the Bank held investments that meet the definition of trading securities under SFAS No. 115.

   In October, 1994, the FASB issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." The Company adopted SFAS No. 119 as of December 31, 1994. SFAS No. 119 requires disclosures about derivative financial instruments----futures, forward, swap, and option contracts, and other financial instruments with similar characteristics. It requires disclosures about amounts, nature, and terms of derivative financial instruments that are not subject to SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", because they do not result in off-balance-sheet risk of accounting loss. This statement requires disaggregation of information about financial instruments with off-balance-sheet risk of accounting loss by class, business activity, risk, or other category that is consistent with the management of those instruments. It also requires that fair value information be presented without combining, aggregating, or netting the fair value of derivative financial instruments with the fair value of nonderivative financial instruments. As of December 31, 1995, the Company has no derivative financial instruments that would be subject to such disclosures.

   In October, 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes accounting and disclosure requirements using a fair value method of accounting for stock based employee compensation plans.
  Under SFAS No. 123, the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method and provide proforma disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The provisions of SFAS No. 123 became effective January 1, 1996. The Company adopted only the disclosure requirements of SFAS No. 123 and such adoption will have no effect on the Company's consolidated net earnings or cash flows.

  Item 2.  Properties

   As of December 31, 1995, the bank had three banking offices located in Santa Clara County. The first banking office, which is owned by the Bank, is also the principal executive office of the Company, and is located at 12000 Saratoga-Sunnyvale Road, Saratoga, California, comprising approximately 5,500 square feet. The office was purchased by the Company in 1988 for $1,800,000. The foregoing description of the office and purchase of the office is qualified by reference to the Agreement of Purchase and Sale dated July 27, 1988 attached as
  Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, filed with the Securities and Exchange Commission on March 27, 1989.

  The second banking facility, which is located at 15405 Los Gatos Blvd., Suite 103, Los Gatos, California, was opened March 9, 1988. The 3,082 square foot facility is leased under a noncancellable operating lease which expires in 1998. Current lease payments are $5,931 per month for the building and ground lease. Effective January, 1993, the lease was tied to the Consumer Price Index with increases to range between 4 and 8 percent per year. The foregoing description of the lease is qualified by reference to the lease agreement dated October 19, 1987 attached as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, filed with the Securities and Exchange Commission on March 31, 1988.

  On October 3, 1989, the Company opened a third banking facility located at 160 West Santa Clara Street, in San Jose, California. The lease agreement for the 7,250 square foot location in the downtown area of San Jose is under a noncancellable operating lease which expires in 1999. Current lease payments are $10,974 per month for the ground floor and $4,036 for the second floor. The lease payments for the ground floor will increase over the lease term to $10,989 per month in 1999. The lease payments for the second floor are tied to the Consumer Price Index with the increase not to exceed 4% per year. The foregoing description of the lease is qualified by reference to the lease agreement dated January 17, 1989 attached as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, filed with the Securities and Exchange Commission on March 27, 1990.

  Item 3.  Legal Proceedings

  Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceedings other than ordinary routine litigation incidental to their respective businesses nor are any such proceedings known to be contemplated by governmental authorities.

  Item 4.  Submission of Matters to a Vote of Security Holders.

   Not Applicable.

  Item 5.  Market for the Registrant's Common Equity and Related
  Shareholder Matters.

       There is limited trading in and no established public trading market for the Company's Common Stock. The Company's Common Stock is not listed on any exchange, nor is it listed by The NASDAQ Stock Market. Hoefer and Arnett, Incorporated, Burford Capital and Sutro and Company facilitate trades in the Company's Common Stock.

   The following table summarizes those trades of which the Company has knowledge based on information provided by Hoefer and Arnett, Incorporated, Burford Capital and Sutro and Company, setting forth the approximate high and low bid prices for the periods indicated. The prices indicated below may not necessarily represent actual transactions.

                                          Bid Price of
                                     Common Stock  (1)
  Quarter ended                        Low       High

  March 31, 1994.............       $6.00       $6.50
  June 30, 1994................      6.25        7.00
  September 30, 1994.......          6.13        8.00
  December 31, 1994........          7.00        8.00
  March 31, 1995.............        6.00        7.00
  June 30, 1995................      6.125       6.50
  September 30, 1995.......          6.75        7.50
  December 31, 1995........          7.125       7.375

  (1) As estimated by the Company based upon trades of which it was aware, and not including purchases of stock pursuant to the exercise of employee stock options.

  The Company had 345 shareholders of record as of March 1, 1996.
  The Company's shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation's assets equal at least 1-1/4 times its liabilities; and (ii) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation's interest expenses for such fiscal years, then the corporation's current assets must equal at least 1-1/4 times its current liabilities. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from the Bank. The payment of cash dividends by the Bank may be subject to the approval of the OCC, as well as restrictions established by federal banking law, the Board of Governors and the FDIC.

       Approval of the OCC is required if the total of all dividends declared by the Bank's Board of Directors in any calendar year will exceed the Bank's net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or to a fund for the retirement of preferred stock.

       Additionally, the Board of Governors, OCC and/or FDIC, might, under certain circumstances, place restrictions on the ability of a particular bank to pay dividends based upon peer group averages and the performance and maturity of the particular bank, or object to management fees on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arms length transaction.

       It is the intention of the Company to pay cash and stock dividends, subject to the restrictions on the payment of cash dividends as described above, depending upon the level of earnings, management's assessment of future capital needs and other factors considered by the Board of Directors.
    <PAGE
Item 6.  Selected Financial Data

       The following table presents certain consolidated financial information concerning the business of the Company and the Bank. This information should be read in conjunction with the Consolidated Financial Statements and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

  Operations            Year ended December 31,
                            (in thousands, except per share data)
                        1995     1994     1993     1992     1991
Interest income        $6,572   $5,446   $4,949   $6,236   $7,107
Interest expense       (2,861)  (1,929)  (1,685)  (2,055)  (2,477)

Net interest income     3,711    3,517    3,264    4,181    4,630
(Provision)benefit for
 credit losses            -        636     (560)    (731)    (643)

Net interest income
  after (provision)benefit
  for credit losses     3,711    4,153    2,704    3,450    3,987
Other income              577      405      581      644      720
Other expenses         (2,868)  (3,523)  (2,912)  (3,234)  (3,404)
Income before income
  taxes                 1,420    1,035      373      860    1,303
Provision for income
  taxes                  (539)    (377)    (128)    (326)    (491)

Net income             $  881   $  658   $  245   $  534   $  812
                       ======   ======   ======   ======   ======
Net income per
  common and
  equivalent share(1)  $  .82   $  .59   $  .21   $  .46   $  .70
                       ======   ======   ======   ======   ======
Cash dividends declared
  per common share     $  .10   $  -     $  -     $  -     $  -
                       ======   ======   ======   ======   =======

Balances at year end                        December 31,
                                (in thousands,except per share data)
                       1995     1994     1993     1992     1991
Total assets         $100,497  $87,536  $79,209  $70,097  $70,208
Net loans              36,759   32,803   33,685   38,888   53,665
Total deposits         74,949   73,872   65,714   59,085   59,391
Shareholders'
  equity               11,057    9,627   10,721   10,472    9,760
Book value
  per share             10.72     9.34     9.17     8.99     8.76

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS'
EQUITY, INTEREST RATES, AND INTEREST DIFFERENTIAL. The following are the Company's daily average balance sheets for 1995 and 1994.

                                             1995
                               (in thousands except for percentages)
                                                YIELDS    INTEREST
                                       AVERAGE   OR       INCOME/
                                       BALANCE  RATES     EXPENSE
ASSETS
Interest earning assets:
  Federal funds sold                   $ 7,429    5.7%    $  421
  Investment securities (1)             37,229    6.3      2,363
  Loans (2)                             34,057   11.1      3,788
Total interest earning assets           78,715    8.3      6,572

Noninterest-earning assets:
  Cash and due from banks                3,618
  Premises and equipment                 2,093
  Other assets (3)                       3,000
      TOTAL                            $87,426
                                       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Deposits:
   Demand                              $14,579    3.4        501
   Savings                              13,836    2.6        366
   Time                                 27,054    5.9      1,603
     Total                              55,469    4.5      2,470

Federal home loan bank borrowings        5,213   7.2         377
Other interest bearing liabilities         233    6.0         14

Total interest bearing liabilities      60,915    4.7      2,861

Noninterest-bearing liabilities:
   Demand deposits                      15,280
   Accrued expenses and other
     liabilities                         1,001

Shareholders' equity                    10,230
    TOTAL                              $87,426
                                       =======
Net interest income                                       $3,711
                                                           =====
Net yield on interest earning assets              4.7%
                                                 ====

(1) Interest income is reflected on an actual basis, not a fully taxable equivalent basis.
(2) Including average non-accrual loans of $59,000.
(3) Net of average deferred loan fees of $238,000 and average allowance for credit losses of $769,000.

                                                 1994
                               (in thousands except for percentages)
                                                YIELDS    INTEREST
                                       AVERAGE    OR      INCOME/
                                       BALANCE   RATES    EXPENSE
ASSETS
Interest earning assets:
  Federal funds sold                   $ 5,845    4.0%    $  235
  Short-term interest bearing
    deposits in other banks                683    3.8         26
  Investment securities (1)             31,546    5.8      1,824
  Loans (2)                             32,572   10.3      3,361
Total interest earning assets           70,646    7.7      5,446

Noninterest-earning assets:
  Cash and due from banks                4,564
  Premises and equipment                 2,300
  Other assets (3)                       1,981
      TOTAL                            $79,491
                                       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Deposits:
   Demand                              $13,350    3.0        395
   Savings                              15,251    2.8        421
   Time                                 23,263    4.7      1,103
     Total                              51,864    3.7      1,919

Other interest bearing liabilities         380    2.6         10

Total interest bearing liabilities      52,244    3.7      1,929

Noninterest-bearing liabilities:
   Demand deposits                      16,440
   Accrued expenses and other
     liabilities                           735

Shareholders' equity                    10,072
    TOTAL                              $79,491
                                       =======
Net interest income                                       $3,517
          ======
Net yield on interest earning assets              5.0%
                                                 =====

(1) Interest income is reflected on an actual basis, not a fully taxable equivalent basis.
(2) Including average non-accrual loans of $854,000.
(3) Net of average deferred loan fees of $223,000 and average allowance for credit losses of $1,014,000.

Interest Differential - Rate/Volume Changes

Interest differential is affected by changes in volume, changes in rates and a combination of changes in volume and rates. Volume changes are caused by changes in the levels of average earning assets and average interest bearing deposits and borrowings. Rate changes result from changes in yields earned on assets and rates paid on liabilities. Changes not solely attributable to volume or rates have been allocated to the rate component. The following table shows the effect on the interest differential of volume and rate changes for the years 1995 and 1994.


                           1995 over 1994             1994 over 1993
                       Increase (Decrease) Due    Increase (Decrease) Due
                           to Changes in:             to Changes in:
                                            (in thousands)
                                           Net                           Net
                       Volume    Rate    Change       Volume    Rate   Change
Interest earning
 assets:
  Federal funds sold    $   63    $ 123   $  186      $ (117)   $   70  $ (47)
  Interest bearing
    deposits in other
    banks                  (26)      -       (26)        (48)       (1)   (49)
  Securities*              329      210      539         827        50    877
  Loans                    153      274      427        (373)       89   (284)

Total                      519      607    1,126         289       208    497

Interest bearing
  liabilities:
  Demand deposits           36       70      106         (12)       36     24
  Savings deposits         (40)     (15)     (55)         77        (6)    71
  Time deposits            179      321      500         163       (19)   144
  Borrowings               377       -       377          -         -      -
  Other liabilities          4       -         4          24       (19)     5
Total                      556      376      932         252        (8)   244

Interest
  Differential           $ (37)  $  231   $  194      $   37    $  216 $  253
                         =====   ======   ======      ======    ====== ======

*Interest income is reflected on an actual basis, not a fully taxable equivalent basis.

INVESTMENT PORTFOLIO

  The amortized cost and estimated market values of investments at December 31 are as follows:

                                              December 31,

                                           1995                  1994
                                                (in thousands)
       Investments Available for Sale
                                                Estimated           Estimated
                                    Amortized   Market   Amortized    Market
                                        Cost     Value      Cost      Value
U.S. Treasury and agency securities  $10,290    $10,287    $10,278     $10,012
Governmental mutual fund               3,128      3,041      5,339       4,798
Federal Home Loan Bank stock           1,958      1,958        319         319
Total                                $15,376    $15,286    $15,936     $15,129
                                     =======    =======    =======     =======
       Investments Held to Maturity
                                           Estimated             Estimated
                                   Amortized   Market    Amortized    Market
                                        Cost      Value      Cost        Value
U.S. Treasury and agency securities  $ 5,564    $ 5,632    $11,640     $11,298
Mortgage-backed securities            11,145     11,152      8,824       8,223
Obligations of states and political
  subdivisions                         3,549      3,589      3,090       3,000
Federal Reserve Bank stock                90         90         90          90
                                     $20,348    $20,463    $23,644     $22,611
                                     =======    =======    =======     =======

As investment securities mature, to the extent that the proceeds are reinvested in investment securities, management expects that the categories of taxable investment securities purchased will be in approximately the same proportion as existed at December 31, 1995. The maturities and yields of the investment portfolio at December 31, 1995 are shown below.

MATURITY AND YIELDS OF INVESTMENT SECURITIES
At December 31, 1995
(Dollars in thousands)

Investments Available for Sale

              Total                   After 1 Year,
             Carrying Within 1 Year     Within 5 Years    After 5 Years
              Value   Amount  Yield(1)  Amount  Yield(1)  Amount  Yield(1)
U.S. Treasury
  and agency
  securities $10,287  $7,681   4.94%   $2,606  6.92%        -       -
Governmental
 mutual funds  3,041   3,041   6.72%      -      -          -       -
Federal Home
 Loan Bank
 stock         1,958     -       -        -      -        $1,958    3.90%

             $15,286 $10,722   5.58%   $2,606 6.92%       $1,958    3.90%
             ======= =======           ======             ======

Investments Held to Maturity

             Total                 After 1 Year,   After 5 Years  After 10
           Carrying Within 1 Year  Within 5 Years Within 10 Years   Years
            Amount Amount Yield(1)Amount Yield(1)Amount Yield(1 )Amount Yield(1)
U.S. Treasury
and agency
securities  $ 5,564    -     -   $ 1,993  5.76%  $ 3,571  6.24%     -      -

Mortgage-
backed
securities   11,145    -     -     4,894  6.14%    3,897  7.87%  $2,354   6.17%

Obligations of
states and
political
subdivisions 3,549   $165  7.10%   2,613  4.62%      771  5.27%    -       -

Federal Reserve
Bank stock      90                                                   90   6.00%

Total      $20,348   $165  7.10%  $9,500  5.64%  $ 8,239  6.92%  $2,444   6.16%
           =======   ====         ======         =======         ======

(1)  Yields are actual, not fully taxable equivalent



LOAN PORTFOLIO

The composition of the loan portfolio at December 31, 1995 and 1994 is summarized in the following table.

                                      December 31,
                                   1995       1994
                                     (in thousands)
Real estate:
 Construction                     $ 7,837    $ 5,278
 Other                             17,507     14,654
Commercial                         11,585     12,082
Installment                            77        543
Lease financing                       837      1,214
                                  $37,843    $33,771
                                  =======    =======

At December 31, 1995, loans were due as follows:

                                                Lease
                     Com'l R/E Const R/E Other Install Financing  Total
                    ====== ========= ========= ======= ========= =======
                                      (in thousands)
Due in one year
  or less           $6,877  $ 7,837   $ 2,720  $    2      273   $17,709
Due after one year   4,708     -       14,787      75   $  564    20,134

TOTAL              $11,585  $ 7,837   $17,507  $   77   $  837   $37,843
                    ======  =======   =======  ======   ======   =======

Of the loans due after one year, $12,712,000 have fixed rates and $7,422,000 have variable interest rates.

RISK ELEMENTS

       There were no nonaccrual loans at December 31, 1995 ($707,000 at December 31, 1994). The reduction in interest income associated with these loans in 1994 was $59,000. Interest income recognized on such loans in 1994 was $28,000.

       At December 31, 1995 and 1994, there were no loans past due 90 days or more as to principal or interest and still accruing interest. There was one loan at December 31, 1995 in the amount of $196,000 which was a troubled debt restructuring as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring."

       There were five potential problem loans at December 31, 1995 having a combined principal balance of $1,161,000 ($1,030,000 in 1994). Potential problem loans are loans which are generally current as to principal and interest but have been identified by the Company as potential problem loans due either to a decrease in the underlying value of the property securing the credit or some other deterioration in the creditworthiness of the borrower. All of the five loans identified as potential problem loans are secured by real estate and personal property. The Company does not believe there to be any concentration of loans in excess of 10% of total loans which is not disclosed above which would cause them to be similarly impacted by economic or other conditions. See Management's Discussion and Analysis of Financial Condition and Results of Operations-Provision for Credit Losses, regarding discussion of California economic conditions.

SUMMARY OF CREDIT EXPERIENCE

Analysis of the Allowance for Credit Losses

                               Year Ended December 31,
                                 1995           1994
Beginning balance              $738,000     $1,339,000
Charge-offs - Commercial        (45,000)       (73,000)
Recoveries - Commercial          83,000        108,000
Additions (reductions)
  charged to operations            -          (636,000)
Ending balance               $  776,000     $  738,000
                             ==========     ==========
Ratio of net charge-offs
  during the period to average
  loans outstanding during the
  year.                           (.11)%         (.11)%
                                 ======         ======

Ratio of allowance for credit
  losses to loans outstanding
  at end of year                  2.05%          2.19%
                                 ======         ======


Allocation of the Allowance for Credit Losses
                   December 31, 1995        December 31, 1994
                             Percent                  Percent
                           of loans in              of loans in
                           each category            each category
                 Amount    to total loans  Amount   to total loans

Commercial        $228,000        31%       $286,000       36%
Real estate-
 construction      124,000        21          89,000       16
Real estate-
  other            424,000        46         352,000       43
Installment           -            -          11,000        2
Lease financing       -            2            -           3
                  $776,000       100%       $738,000      100%
                ==========       ====       ========      ====

DEPOSITS


The average balance sheets for 1995 and 1994 set forth the average amount and average interest rate paid for deposits.

At December 31, 1995, time deposits of $100,000 or more have a remaining maturity as follows:
                                        (in thousands)
3 months or less                           $4,403
Over 3 months to 6 months                   1,350
Over 6 months to 12 months                  1,654
Over 1 year to 5 years                      3,375
  TOTAL                                   $10,782
                                          =======

RETURN ON EQUITY AND ASSETS

    The following table sets forth certain ratios of profita-bility, liquidity and capital.

                                     1995   1994
Return on average assets             1.0%    .8%
Return on average equity             8.6%   6.5%
Cash dividends declared per share
  to earnings per share             12.2%    -
Average equity to average assets    11.7%  12.7%

Item  7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Overview
Net income in 1995 was $881,000 ($.82 per share) compared to $658,000 ($.59 per share) in 1994 and $245,000 ($.21 per share) in
1993. The increase in net income in 1995 resulted primarily from an increase in the volume and yield on earning assets and a decrease in expense related to Other Real Estate Owned (OREO), offset, in part, by an increase in the volume and yield on interest-bearing liabilities and a reduced benefit for credit losses. The increase in net income in 1994 resulted primarily from an increase in the volume of earning assets and a credit provision for loan losses, offset, in part by an increase in interest expense due to the increased volume of interest-bearing liabilities and a charge related to the write-down of Other Real Estate Owned (OREO) included in Other Expenses. The table below highlights the changes in the nature and sources of income and expense from 1994 to 1995 and from 1993 to 1994.

                                        Net                Net
                                       Income             Income
                                      Increase           Increase
                        1995    1994  (Decrease)    1993 (Decrease)
                                    (in thousands)
Net interest income    $3,711  $3,517   $  194     $3,264    $  253
Provision (benefit)
  for credit losses       -       636     (636)      (560)    1,196
Noninterest income        577     405      172        581      (176)
Noninterest expense    (2,868) (3,523)     655     (2,912)     (611)
Income before
  income taxes          1,420   1,035      385        373       662
Provision for
  income taxes           (539)   (377)    (162)      (128)     (249)


Net income             $  881  $  658   $  223    $   245     $ 413
                       ======  ======    =====     ======     =====








Net Interest Income

Net interest income is affected by changes in the nature and volume of earning assets held during the year, the rates earned on such assets and the rates paid on interest-bearing liabilities. The table below details the average balances, interest income and expense and the effective yields/rates for earning assets and interest bearing liabilities.

                    1995                1994                       1993
          Average         Yield/ Average         Yield/ Average         Yield/
          Balance Interest Rate  Balance Interest Rate  Balance Interest Rate
                          (in thousands, except percentages)
Earning
  assets:
  Loans   $34,057  $3,788  11.1%  $32,572  $3,361 10.3% $36,265  $3,645 10.1%
  Other    44,658   2,784   6.2%   38,074   2,085  5.5%  28,589   1,304  4.6%
Total
earning
  assets  $78,715                 $70,646               $64,854
          =======                 =======               =======

Interest
 bearing
 liabilities:
 Deposits $55,649   2,470   4.5%  $51,864   1,919 3.7%  $45,552   1,680  3.7%

Other
  interest
  bearing
  funds     5,446     391   7.2%      380      10 2.6%       67       5  7.5%

Total
  interest
  bearing
  liabili-
  ties    $60,915                 $52,244               $45,619
          =======                 =======               =======
Net interest
  income and
  margin           $3,711   4.7%           $3,517 5.0%          $3,264   5.0%
                   ======   ====           ====== ====          ======   ====

Average earning assets increased $8.1 million or 11%, to $78.7 million during 1995 compared to $70.6 million in 1994. The increase in loans was primarily in the longer term real estate loan portfolio. These loans are generally made for a term of between five and fifteen years and are matched against specific blocks of deposits or borrowings in order to alleviate interest rate risk. The increase in the investment portfolio is primarily the result of increased average deposits and the reinvestment of matured loan balances that are not currently being utilized to fund loans. During 1994, average earning assets increased $5.8 million,or 9% to $70.6 million, compared to $64.9 million for 1993. This increase reflects a decrease of $3.7 million or 10%, in the loan portfolio and subsequent reinvestment of matured loan balances in the investment portfolio which increased $9.5 million during 1994. The decrease in loans was primarily a result of an overall slowdown in the real estate construction industry and a general reduction in loan demand precipitated by the continued weakness in the California economy. Average interest-bearing liabilities increased $8.7 million, or 17%, during 1995 to $60.9 million from $52.2 million in 1994 primarily due to an increase in Federal Home Loan Bank borrowings which were matched against specific longer term real estate loans. Average interest-bearing liabilities increased $6.6 million, or 14%, to $52.2 million, in 1994 from $45.6 million in 1993. This increase was primarily due to an increase in passbook savings and certificates of deposit.

Earning Assets-Loans

The loan portfolio increased $4.1 million, or 12%, from $33.7 million in 1994 to $37.8 million in 1995. The increase was primarily in the longer term real estate loan portfolio as a result of marketing efforts in that area. Average loans increased $1.5 million from $32.6 million in 1994 to $34.1 million in 1995. During 1994, average loans decreased $3.7 million, or 10% as compared to 1993. The average loan to average deposit ratio for 1995 was 49% compared to 47% and 59% in 1994 and 1993, respectively. The average yield on loans increased from 10.1% in 1993 to 10.3% in 1994 and then increased to 11.1% in 1995. The increase in yield in 1995 primarily reflects an increase in interest rates on loans originated during the year as compared to 1994. The increase in yield in 1994 reflects a increase in the interest rates for the year as compared to 1993.

Other Earning Assets

Average other earning assets, consisting of Federal funds sold, interest bearing deposits in other banks, investment securities and other short-term investments, increased $6.6 million or 17% during 1995 from $38.1 million to $44.7 million. During 1994, average other earning assets increased $9.5 million from $28.6 million in 1993. The increases in the securities portfolio in 1995 and 1994 were primarily due to the reinvestment of matured loan balances into the securities portfolio that were not currently being utilized to fund loans. The yield earned on average other earning assets increased from 4.6% in 1993 to 5.5% in 1994 and then increased to 6.2% in 1995. In 1995, the increase in the volume and yield on other earning assets resulted in an increase in net interest income of $699,000. In 1994, the increase in the volume and yields resulted an increase in net interest income of $781,000 on these investments.

Interest Bearing Liabilities

Average interest bearing liabilities increased $8.7 million from $52.2 million in 1994 to $60.9 million in 1995 and increased $6.6 million from $45.6 million in 1993 to $52.2 million in 1994. The increase in 1995 was primarily a result of increased Federal Home Loan Bank borrowings which were matched against certain longer term real estate loans to alleviate the impact of interest rate risk. Average non-interest bearing deposits decreased $1.2 million in 1995 to $15.2 million and increased $527,000 to $16.4 million in 1994 from an average of $15.9 million in 1993.
Overall rates on interest bearing deposits increased from 3.7% in 1993 and 1994 to 4.5% in 1995. The net result of the changes in average balances and rates was an increase in interest expense of $932,000 in 1995 from 1994 and an increase of $244,000 in 1994 from 1993.

Net Interest Margin

The net interest margin decreased from 5.0% in 1993 and 1994 to 4.7% in 1995. The changes in the net interest margin are primarily attributable to fluctuations in the loan, deposit and borrowing mix and the relationship between rates charged and rates paid.

Provision for Credit Losses

The Bank maintains an allowance for possible credit losses which is based, in part, on the Bank's historical loss experience, the impact of forecasted economic conditions within the Bank's market area, and, as applicable, the State of California, the value of underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. During 1995, the Bank did not provide any additional provision for credit losses. In 1994, $636,000 was reversed from the allowance for credit losses compared to a provision of $560,000 in 1993. The allowance for credit losses was $776,000 in 1995, compared to $738,000 in 1994 and $1,339,000 in 1993. At December 31, 1995,
the allowance was approximately 2.1% of total loans, compared to approximately 2.2% at December 31, 1994. There were no nonaccrual loans at December 31, 1995 ($707,000 at December 31,
1994). There was no interest income foregone on nonaccrual loans during 1995($59,000 in 1994 and $163,000 in 1993).
At December 31, 1995 and 1994, there were no loans past due 90 days or more as to principal or interest and still accruing interest.

Other Real Estate Owned totalled $1,745,000 at December 31, 1995

($1,717,000 at December 31, 1994). Other real estate owned consisted of a single family residence and a 12 lot subdivision each with appraised values in excess of the Bank's book values. The Company does not intend to hold the properties and is actively marketing the properties.

Nonperforming loans and other real estate owned are summarized below:
                            December 31, 1995 December 31, 1994
Nonperforming loans:
  Past due 90 days or more
    and still accruing             $     -          $     -
  Nonaccrual                             -             707,000

    Total                                -             707,000

Other real estate owned             1,745,000        1,717,000

Total nonperforming loans and
  other real estate owned          $1,745,000       $2,424,000
                                   ==========       ==========

Management is of the opinion that the allowance for credit losses is maintained at an adequate level for known and currently anticipated future risks inherent in the loan portfolio.
However, the California economy has continued to demonstrate signs of weakness since the third quarter of 1990, and through the period covered by this report, and the Bank's loan portfolio, which includes approximately $25,000,000 in real estate loans, representing approximately 67% of the portfolio, has been and could continue to be adversely affected if California economic conditions and the real estate market in the Bank's market area continue to weaken. The effect of such events, although uncertain at this time, has resulted, and could continue to result, in an increase in the level of nonperforming loans and OREO and the level of the allowance for loan losses, which could adversely affect the Company's and the Bank's future growth and profitability.

Noninterest Income

Noninterest income increased $172,000, or 42%, to $577,000 during 1995 compared to $405,000 during 1994. During 1994, noninterest income decreased $176,000, or 30%, from $581,000 in 1993. The increase in 1995 is primarily attributable to rental income from OREO of $119,000, net gain on sale of securities of $72,000 and gain on sale of OREO of $55,000. The decrease in 1994 is primarily attributable to a gain on sale of leases of $64,000 and a gain on sale of OREO of $136,000 realized in 1993.

Noninterest Expense

Noninterest expense decreased $655,000 or 19% to $2.9 million in 1995, compared to $3.5 million in 1994 and increased $611,000 or 21% in 1994 compared to 1993. The decrease in 1995 is primarily attributable to the loss on sale of securities of $196,000 which was realized in 1994 and decreased OREO reserve expense. The increase in 1994 is primarily attributable to a $196,000 loss on sale of securities and OREO reserve expense of $481,000.


Generally, excluding the securities losses and OREO expense noted above, expenses have grown commensurate with the growth in assets and increases in the volume of transactions. As a percentage of average earning assets, noninterest expense decreased to 3.6% in 1995 from 5.0% in 1994. In 1994, noninterest expense as a percentage of earning assets increased to 5.0% from 4.5% in 1993. As pressure continues on net interest margins and net asset growth, management of operating expenses will continue to be a priority.

Income Taxes

The Company's effective tax rate was 38.0% for 1995, 36.4% for 1994 and 34.3% for 1993. See Note 8 to the consolidated financial statements for additional information on income taxes.

Beginning in 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes,("SFAS 109"). There was no cumulative or current period effect of adopting SFAS 109 on the Company's financial position or results of operations.

Liquidity/Interest Rate Sensitivity

The Bank manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. At December 31, 1995 and 1994, liquid assets as a percentage of deposits were 48% and 34%, respectively. In addition to cash and due from banks, liquid assets include short-term time deposits with other banks, Federal funds sold, investment securities and other short term investments. The Bank has $8.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.

Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the positions taken with respect to liquidity and interest rate sensitivity continue to be appropriate. The Bank also utilizes a monthly "Gap" report which identifies rate sensitivity over the short- and long-term.

The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Company's earning assets and interest-bearing liabilities at December 31, 1995, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

Based on the contractual terms of its assets and liabilities, the Bank is currently liability sensitive in terms of its short-term exposure to interest rates. In other words, the Bank's liabilities reprice faster than its asets.

DISTRIBUTION OF REPRICING OPPORTUNITIES
At December 31, 1995
(Dollars in thousands)

                           After Three  After Six   After One
                  Within   Months But   Months But  Year But    After
                  Three    Within Six   Within One    Within    Five
                  Months     Months        Year     Five Years  Years   Total
Federal funds
 sold            $17,700       -           -            -          -    $17,700
Interest bearing
  deposits in
  other banks       -         -        $  200          -          -         200
Municipal
  securities        -         -           165      $ 2,613    $   771     3,549
U.S. Treasury
 and agency
 securities        3,041    $4,699      2,982        9,493      9,822   30,037
FRB/FHLB stock                                                   2,048    2,048
Loans             22,269       623      2,240        6,671      6,040   37,843
                 -------   -------    -------      -------    -------  -------
Total earning
assets           $43,010    $5,322     $5,587      $18,777    $18,681   91,377
                 -------   -------    -------      -------    -------  -------

Interest bearing
  demand accounts$14,218       -          -           -           -    $14,218
Savings accounts  13,113       -          -           -           -     13,113
Time certificates
 of deposit of
 $100,000 or more  4,403    $1,350      $1,654      $3,375        -     10,782
Other time
  deposits         2,030     2,014       5,943       6,439        -     16,426
Federal funds
  purchased        1,500       -           -           -          -      1,500
Other borrowings   2,000     1,570         -           262     $8,255   12,087
                 -------   -------     -------     -------    -------  -------
Total interest-
  bearing
  liabilities    $37,264    $4,934      $7,597     $10,076     $8,255   68,126
                 -------   -------     -------     -------    -------   ------
Interest rate
  sensitivity
  gap            $ 5,746   $   388     $(2,010)    $ 8,701    $10,426  $23,251
                 =======   =======     =======     =======    =======  =======
Cumulative
  interest rate
  sensitivity
  gap            $ 5,746    $6,134      $4,124      $12,825    $23,251
                 =======   =======     =======      =======    =======
Interest rate
  sensitivity
  gap ratio        1.15%     1.08%        .74%       1.86%       N/A

Cumulative interest
  rate sensitivity
  gap ratio        1.15%     1.15%       1.08%       1.21%      1.34%

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company indirectly through its effect on the ability of its customers to repay loans, or its impact on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's capital adequacy because loan growth in inflationary periods may increase more rapidly than capital. Interest rates in particular are significantly affected by inflation, but neither the timing nor the magnitude of the changes coincides with changes in the Consumer Price Index, which is one of the indicators used to measure the rate of inflation. Adjustments in interest rates may be delayed because of the possible imposition of regulatory constraints. In addition to its effects on interest rates, inflation directly affects the Company by increasing the Company's operating expenses. The effect of inflation during the three-year period ended
December 31, 1995 has not been significant to the Company's financial position or results of operations.

Capital Resources

The Company's capital resources consist of shareholders' equity and (for regulatory purposes) the allowance for credit losses. During the year ended December 31, 1995, the Company's regulatory capital increased $1,468,000. Tier 1 capital increased $1,430,000 due to the retention of earnings and decrease in the unrealized loss on equity securities available for sale of $652,000. Tier 2 capital increased $38,000 due to a net increase in the allowable portion of the allowance for credit losses.

The Company and the Bank are subject to capital adequacy guidelines issued by the Board of Governors and the OCC. The
Company and the Bank are required to maintain total capital equal to at least 8% of assets and commitments to extend credit, weighted by risk, of which at least 4% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of loan loss reserves.
Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8% total ratio. For example, cash and government securities are assigned to a 0% risk-weighted category, most home mortgage loans are assigned to a 50% risk-weighted category requiring a 4% capital allocation and commercial loans are assigned to a 100% risk-weighted category requiring an 8% capital allocation. As of

December 31, 1995, the Company's total risk-based capital ratio was approximately 22.0% (approximately 21.7% for the Bank) compared to approximately 22.2% (approximately 21.6% for the Bank) at December 31, 1994.

The Board of Governors adopted a 3% minimum leverage ratio for banking organizations as a supplement to the risk-weighted capital guidelines, effective September 7, 1990. The OCC adopted the minimum leverage ratio for national banks effective December 31, 1990. The minimum leverage ratio is intended to limit the ability of banking organizations to leverage their equity capital base by increasing assets and liabilities without increasing capital proportionately. The 3% minimum leverage ratio constitutes a minimum ratio for well-run banking organizations. Organizations experiencing or anticipating significant growth or failing to meet certain Board of Governors standards will be required to maintain a minimum leverage ratio ranging from 100 to 200 basis points in excess of the 3% ratio.

The following table reflects the Company's Leverage, Tier 1 and total risk-based capital ratios for the three year period ended
December 31, 1995.

                                        1995     1994     1993
Leverage ratio                          11.7%    12.3%    13.5%
Tier 1 capital ratio                    20.8%    20.9%    23.0%
Total risk-based capital ratio          22.0%    22.2%    24.2%

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

Financial institutions classified as undercapitalized or below are subject to various limitations including, among other matters, certain supervisory actions by bank regulatory authorities and restrictions related to (i) growth of assets,
(ii) payment of interest on subordinated indebtedness, (iii) payment of dividends or other capital distributions, and (iv) payment of management fees to a parent holding company. The FDICIA requires the bank regulatory authorities to initiate corrective action regarding financial institutions which fail to meet minimum capital requirements. Such action may result in orders to, among other matters, augment capital and reduce total assets. Critically undercapitalized financial institutions may also be subject to appointment of a receiver or implementation of a capitalization plan.
PAGE

Item 8.  Financial Statements and Supplementary Data


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                           Page
Independent Auditors' Report                                49

Consolidated Balance Sheets, December 31, 1995 and 1994     50

Consolidated Income Statements for the years ended
   December 31, 1995, 1994, and 1993                        51

Consolidated Statements of Shareholders' Equity for the
   years ended December 31, 1995, 1994 and 1993             52

Consolidated Statements of Cash Flows for the years
   ended December 31, 1995, 1994 and 1993                   53


Notes to Consolidated Financial Statements                 54-67

All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements or notes thereto.

INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Shareholders
  of Saratoga Bancorp:
We have audited the accompanying consolidated balance sheets of Saratoga Bancorp and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Saratoga Bancorp and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



DELOITTE  &  TOUCHE LLP
San Jose, California
February 2, 1996

SARATOGA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
ASSETS                                    1995                   1994

CASH AND DUE FROM BANKS                $  5,239,000         $    6,514,000
FEDERAL FUNDS SOLD                       17,700,000              3,500,000
SHORT-TERM INTEREST-BEARING DEPOSITS
   IN OTHER BANKS                              -                   250,000
                                       ------------         -------------
        Total cash and cash equivalents  22,939,000             10,264,000
INTEREST-BEARING DEPOSITS IN OTHER BANKS    200,000                   -
SECURITIES AVAILABLE FOR SALE
 (at market value, cost - 1995,
 $15,376,000; 1994, $15,936,000)         15,286,000             15,129,000
SECURITIES HELD TO MATURITY (at cost,
  market value - 1995 $20,463,000,
  1994, $22,611,000)                     20,348,000             23,644,000
LOANS                                    37,535,000             33,541,000
ALLOWANCE FOR CREDIT LOSSES                (776,000)              (738,000)
                                       ------------          -------------
   Loans, net                            36,759,000             32,803,000
                                       ------------          -------------
PREMISES AND EQUIPMENT, Net               1,988,000              2,195,000
OTHER REAL ESTATE OWNED                   1,745,000              1,717,000
ACCRUED INTEREST RECEIVABLE AND
   OTHER ASSETS                           1,232,000              1,784,000
                                       ------------          -------------
TOTAL                               $   100,497,000          $  87,536,000
                                    ===============          =============
LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
     Demand, noninterest-bearing    $    20,410,000          $  19,555,000
     Demand, interest-bearing            14,218,000             14,280,000
     Savings                             13,113,000             14,541,000
     Time                                27,208,000             25,496,000
                                    ---------------          -------------
          Total deposits                 74,949,000             73,872,000
FEDERAL FUNDS PURCHASED                   1,500,000              1,500,000
OTHER BORROWINGS                         12,087,000              2,000,000
ACCRUED EXPENSES AND OTHER LIABILITIES      904,000                537,000
                                    ---------------          -------------
          Total liabilities              89,440,000             77,909,000
COMMITMENTS (Notes 5 and 10)        ---------------          -------------

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value;
     authorized 1,000,000
     shares; no shares issued

     Common stock, no par value;
     authorized 20,000,000 shares;
     outstanding 1,030,972 shares        4,427,000               4,427,000
     Retained earnings                   6,797,000               6,019,000
 Net unrealized loss on
     securities available for sale        (167,000)               (819,000)
                                   ---------------          --------------
        Total shareholders' equity      11,057,000               9,627,000

TOTAL                              $   100,497,000         $    87,536,000
                                    ==============          ==============

See notes to consolidated financial statements.

SARATOGA BANCORP AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS

YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             1995           1994           1993
INTEREST INCOME:
    Loans, including fees $ 3,788,000    $ 3,361,000    $ 3,645,000
    Federal funds sold        421,000        235,000        282,000
    Securities:
        Taxable             2,194,000      1,697,000        815,000
        Non-taxable           169,000        127,000        132,000
    Other                        -            26,000         75,000
                          -----------    -----------    -----------
     Total interest income  6,572,000      5,446,000      4,949,000
                          -----------    -----------    -----------
INTEREST EXPENSE:
     Deposits               2,470,000      1,919,000      1,680,000
     Borrowings               377,000           -              -
     Other                     14,000         10,000          5,000
                          -----------    -----------    -----------
   Total interest expense   2,861,000      1,929,000      1,685,000
                          -----------    -----------    -----------
NET INTEREST INCOME         3,711,000      3,517,000      3,264,000
PROVISION (CREDIT) FOR
   CREDIT LOSSES                 -          (636,000)       560,000
                          -----------    -----------    -----------
NET INTEREST INCOME AFTER
   PROVISION (CREDIT)
   FOR CREDIT LOSSES        3,711,000      4,153,000      2,704,000
                          -----------    -----------   ------------
OTHER INCOME:
     Service charges          194,000        194,000        191,000
     Rental income from
       leased assets          119,000        179,000        106,000
     Rental income from
       other real estate
       owned                  102,000           -              -
     Net gain on sale of
       securities available
       for sale                72,000           -            43,000
     Gain on sale of
       other real estate owned 55,000           -           136,000
     Gain on sale leased assets  -              -            64,000
     Other                     35,000         32,000         41,000
                          -----------   ------------   ------------
         Total other income   577,000        405,000        581,000

OTHER EXPENSES:
     Salaries and employee
       benefits             1,188,000      1,106,000        958,000
     Occupancy                376,000        388,000        354,000
     Insurance                161,000        176,000        253,000
     Professional fees        156,000        186,000        236,000
     Furniture and equipment  126,000        128,000        139,000
     Depreciation on leased
       assets                 110,000        147,000         73,000
     Net cost of other
       real estate owned      115,000        514,000        262,000
     Data Processing            5,000        118,000        172,000
     Loss on sale of
       securities available
       for sale                  -           196,000           -
     Other                    591,000        564,000        465,000
                          -----------    -----------    -----------
      Total other expenses  2,868,000      3,523,000      2,912,000
                          -----------    -----------    -----------
INCOME BEFORE INCOME TAXES  1,420,000      1,035,000        373,000
PROVISION FOR INCOME TAXES    539,000        377,000        128,000
                          -----------    -----------    -----------
NET INCOME                $   881,000    $   658,000    $   245,000
                          ===========    ===========    ===========
NET INCOME PER COMMON
AND EQUIVALENT SHARE      $      0.82    $      0.59    $      0.21
                          ===========    ===========    ===========

See notes to consolidated financial statements.

SARATOGA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                                          Net
                                                      Unrealized
                                                       Loss on
                                                      Investments     Total
                       Common Stock         Retained   Available  Shareholders'
                     Shares      Amount     Earnings    for Sale      Equity
BALANCES,
JANUARY 1, 1993     1,164,686  $5,006,000  $5,466,000  $    -      $10,472,000

Exercise of stock
  options, Net of
  shares exchanged      4,578       9,000        -          -            9,000

Tax benefit of
  stock option
  exercises              -          6,000        -          -            6,000

Net unrealized
  loss on securities
  available for sale     -           -           -       (11,000)      (11,000)

Net income               -           -        245,000       -          245,000
                ------------   ----------  ----------   --------   -----------

BALANCES,
DECEMBER 31, 1993  1,169,264    5,021,000   5,711,000    (11,000)   10,721,000


Shares repurchased   138,292)    (594,000)   (350,000)      -         (944,000)

Net unrealized
  loss on securities
  available for sale    -            -           -      (808,000)     (808,000)

Net income              -            -        658,000       -          658,000
                  ----------   ----------  ----------  ---------   -----------

BALANCES,
DECEMBER 31, 1994  1,030,972    4,427,000   6,019,000   (819,000)    9,627,000


Cash dividend
  ($.10 per share)      -            -       (103,000)      -         (103,000)


Net unrealized
  gain on securities
  available for sale    -            -           -        652,000      652,000


Net income              -            -        881,000        -         881,000
                 -----------  ----------   ----------  ----------   ----------

BALANCES,
DECEMBER 31, 1995  1,030,972  $4,427,000   $6,797,000  $ (167,000) $11,057,000

[CAPTION]


See notes to consolidated financial statements.

SARATOGA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                          1995         1994         1993
CASH FLOWS FROM OPERATIONS:
     Net income                      $   881,000  $   658,000  $   245,000
     Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
        Provision (credit)
         for credit losses                  -        (636,000)     560,000
        Depreciation and
         amortization                    233,000      296,000      279,000
        Deferred income taxes            392,000      131,000     (427,000)
        Valuation allowance -
         other real estate owned          35,000      481,000      202,000
        Accrued interest
        receivable and other assets      514,000     (485,000)     157,000
        Accrued expenses and
         other liabilities               367,000     (237,000)     281,000
        Deferred loan fees                78,000       31,000      (81,000)
        (Gain) loss on sale of
         investments                     (72,000)     196,000      (43,000)
        Gain on sale of other
         real estate owned               (55,000)        -        (121,000)
        (Gain) loss on sale of
         leased assets                      -            -         (64,000)
                                     -----------  -----------  -----------
        Net cash provided by
         operating activitie           2,373,000      435,000      988,000

                                     -----------  -----------  -----------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
     Purchase of securities
      available for sale              (2,590,000)  (3,018,000) (24,276,000)
     Purchase of securities
      held to maturity                (4,885,000) (12,597,000)  (7,039,000)
     Proceeds from maturities of
      securities available
      for sale                              -         100,000    4,406,000
     Proceeds from maturities of
      securities held to maturit y     8,417,000    1,155,000    1,578,000
     Proceeds from sale of
      securities available
      for sale                         2,625,000    3,965,000    5,043,000
     Net (increase) decrease
      in loans                        (4,797,000)    (902,000)   4,615,000
     Purchases of premises and
      equipment                          (40,000)     (34,000)     (89,000)
     Proceeds from sale of
      premises and equipment              14,000         -            -
     Proceeds from sale of
      leased assets                         -            -         300,000
     Proceeds from sale of
      other real estate owned            735,000    1,154,000      481,000
     Other                              (238,000)        -            -
                                    ------------  -----------  ------------
        Net cash used in
         investing activities           (759,000) (10,177,000)  (14,981,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits          1,077,000    8,158,000     6,629,000
     Net increase (decrease) in
      federal funds purchased               -        (500,000)    2,000,000
     Net increase (decrease)
      in other borrowings             10,087,000    2,000,000       (47,000)
     Payment of cash dividend           (103,000)        -             -
     Sale of common stock                   -            -            9,000
     Repurchase of common stock             -        (944,000)         -
                                     -----------  -----------  -------------
       Net cash provided by
        financing activitie           11,061,000    8,714,000      8,591,000
                                    ------------  -----------  -------------
NET INCREASE (DECREASE) IN CASH
   AND EQUIVALENTS                    12,675,000   (1,028,000)    (5,402,000)
CASH AND EQUIVALENTS,
   BEGINNING OF YEAR                  10,264,000   11,292,000     16,694,000
                                     -----------  -----------    -----------
CASH AND EQUIVALENTS, END OF YEAR    $22,939,000  $10,264,000    $11,292,000
                                     ===========  ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION - Cash paid during
                the year for:
          Interest                   $ 2,703,000  $ 1,940,000    $ 1,701,000
          Income taxes               $    75,000  $   861,000    $   163,000

NON-CASH INVESTING AND FINANCING
 ACTIVITIES -

 Additions to other real
  estate owned                       $   670,000  $ 1,984,000    $   108,000

See notes to consolidated financial statements.

SARATOGA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     SIGNIFICANT  ACCOUNTING  POLICIES

  Nature of Business - The Bank is a full service bank, and as such, its principal activities include the receiving and lending of money. Additionally, the Bank provides bank card services and safe deposit
  facilities.  The   accounting and reporting policies of the Bank conform
  with generally accepted accounting principles and the prevailing practices within the banking industry.

  Consolidation - The consolidated financial statements include Saratoga Bancorp (the Company) and its wholly-owned subsidiary, Saratoga National Bank (the Bank). All material intercompany accounts and transactions have been eliminated.

  Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses as of the dates and for the periods presented. Actual results could differ from those estimates.

  Cash and Cash Equivalents - The Bank considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  Securities - The Bank adopted Statement of Financial Accounting Standards
  (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on December 31, 1993. In accordance with SFAS No.115, the Company has classified its securities into two categories, securities available for sale and held to maturity. Securities available for sale are measured at market value with a corresponding recognition of the net unrealized holding gain or loss as a separate component of shareholders'
  equity, net of income taxes, until   realized.  Securities held to
  maturity are measured at amortized cost based on the Company's positive intent and ability to hold the securities to maturity.

  Any gains and losses on sales of securities are computed on a specific identification basis.

  Loans - Loans are stated at the principal amount outstanding. Interest on loans is credited to income as earned. The accrual of interest is discontinued and any accrued and unpaid interest is reversed when the payment of principal or interest is 90 days past due unless the amount is well secured and in the process of collection. Income on non-accrual loans is recognized only to the extent that cash is received and where the future collection of principal is probable.

  Loan origination fees and costs are deferred and amortized to income by a method approximating the effective interest method over the lives of the underlying loans.

  Allowance for Credit Losses - The allowance for credit losses is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collection of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of collectibility and prior loss experience. The evaluations take into consideration such factors as changes in the composition of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current and anticipated economic conditions that may affect the borrowers' ability to repay. In evaluating the probability of collection, management is required to make estimates and assumptions.

  Accounting by Creditors for Impairment of a Loan - On January 1, 1995 the Company adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan -
  Income Recognition and Disclosures".   A loan is considered impaired when
  it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Under SFAS 114 and 118 impaired loans are required to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependant. Income recognition on impaired loans is consistant with the policy for income recognition on nonaccrual loans described above. The Bank has determined that there were no impaired loans as of December 31, 1995.

  Premises and Equipment - Premises and equip ment are stated at cost less accumulated depreciation andamortization. Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets, which are generally three to fifteen years for furniture, equipment and leasehold improvements and 35 years for a building.

  Leased Equipment - Leased equipment is st ated at cost net of accumulated depreciation. Depreciation is computed on a straight-line basis over the ease term to an estimated residual value. Such leases are accounted
  for as operating leases.   Revenue is recognized when earned and
  depreciation expense is recorded as other expense.   The Company adopted
  SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective January 1, 1995. The adoption of this statement had no effect on the Company's financial condition or results of operations.

  Other Real Estate Owned - Other real estate owned is carried at the lower of cost or fair value less estimated costs to sell. When the property is acquired through foreclosure any excess of the related loan balance over its estimated fair value less estimated costs to sell is charged to the allowance for credit losses. Costs of maintaining other real estate owned and any subsequent declines in the estimated fair value are charged to other expenses.

  Income Taxes - Deferred income taxes are provided for temporary differences between financial statement and income tax reporting.

  Net Income per Common and Equivalent Share - Net income per common and equivalent share is calculated using the weighted average shares outstanding plus the dilutive effect of stock options. The number of shares used to compute net income per common and equivalent share was 1,066,772 shares in 1995, 1,117,076 shares in 1994 and 1,183,860 shares in 1993. The difference between primary and fully diluted net income per share is not significant in any year.

  In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 123, "Accounting for Stock-Based Compensation" The new standard defines a fair value method of accounting for stock options and other equity instruments, such as stock purchase plans. The new standard permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statement of the pro forma net income

  Reclassifications - Certain 1994 and 1993 amounts have been reclassified to conform to the 1995 presentation. The reclassifications had no effect on results of operations or shareholders' equity.

2.     CASH AND DUE FROM BANKS

  At December 31, 1995, aggregate reserves (in the form of deposits with the Federal Reserve Bank) of $424,000 were maintained, which satisfied federal regulatory requirements to maintain certain average reserve balances.

3.     SECURITIES
  The amortized cost and estimated market values of securities at December 31 are as follows:

  Securities available for sale
                                                 1995
                                          Gross          Gross       Estimated
                          Amortized    Unrealized     Unrealized      Market
                            Cost         Gains          Losses        Value
  U. S Treasury and
   agency securities     $10,290,000  $    29,000  $   (32,000)    $10,287,000
  Governmental mutual
   fund                    3,128,000         -         (87,000)      3,041,000
  Federal home loan
   bank stock              1,958,000         -            -          1,958,000
                         -----------  -----------  -----------     -----------
 Total                   $15,376,000  $    29,000  $  (119,000)    $15,286,000
                         ===========  ===========  ===========     ===========

  Securities Held to Maturity

  U. S Treasury and
   agency securities    $ 5,564,000   $    75,000  $    (7,000)    $ 5,632,000
  Mortgage-backed
   securities            11,145,000        79,000      (72,000)     11,152,000
  Obligations of
   states and political
   subdivisions           3,549,000        45,000       (5,000)      3,589,000
  Federal reserve
   bank stock                90,000          -            -             90,000
                        -----------   -----------  -----------     -----------
  Total                 $20,348,000   $   199,000  $   (84,000)    $20,643,000
                        ===========   ===========  ===========     ===========
                                        1994
  Securities Available for Sale

  U. S Treasury and
   agency securities    $10,278,000   $    22,000  $ (288,000)     $10,012,000
  Governmental mutual
   fund                   5,339,000          -       (541,000)       4,798,000
  Federal home loan
   bank stock               319,000          -           -             319,000
                        -----------   -----------  ----------      -----------
  Total                 $15,936,000   $    22,000  $ (829,000)     $15,129,000
                        ===========   ===========  ==========      ===========

  Securities Held to Maturity

  U. S Treasury and
   agency securities    $11,640,000   $    35,000  $ (377,000)     $11 298,000
  Mortgage-backed
   securities             8,824,000          -       (601,000)       8,223,000
  Obligations of states
   and political
   subdivisions           3,090,000        17,000    (107,000)       3,000,000
  Federal reserve
   bank stock                90,000          -           -              90,000
                        -----------   -----------   ----------     -----------
  Total                 $23,644,000   $    52,000  $(1,085,000)    $22,611,000
                        ===========   ===========  ===========     ===========

The amortized cost and estimated market value of debt securities at December 31, 1995, by contractual maturity, are as follows:

                          Available for Sale            Held to Maturity
                                      Estimated                   Estimated
                        Amortized      Market        Amortized      Market
                          Cost          Value          Cost          Value
Due in one year
   or less            $ 7,705,000    $ 7,681,000   $   165,000   $   168,000
  Due after one year
   through five years   2,585,000     2,606,000      4,605,000     4,568,000
  Due after five years
   through ten years         -             -         4,343,000     4,485,000
  Mortgage-backed
   securities                -             -        11,145,000    11,152,000
  Governmental mutual
   fund                 3,128,000     3,041,000           -             -
                      -----------   -----------    -----------   -----------
  Total               $13,418,000   $13,328,000    $20,258,000   $20,373,000
                      ===========   ===========    ===========   ===========

  The Federal Home Loan Bank and Federal Reserve Bank stocks are not included in the maturity table as there is no stated maturity. Sale of securities resulted in gross realized gains of $148,000 for 1995, (none in 1994 and $143,000 in 1993) and gross realized losses of $71,000 in 1995 ($196,000 in 1994 and none in 1993.) During 1994, the Company transferred securities from available for sale to held to maturity. The net unrealized loss at the date of transfer of $214,000 is being amortized over the remaining maturities of the investments. The unamortized portion of the loss is $188,000 at December 31, 1995.

  Mortgage-backed securities generally have stated maturities of four to fifteen years, but are subject to likely and substantial prepayments which effectively accelerate actual maturities. The Company's investment in governmental mutual funds has no fixed maturity. At December 31, 1995 investments with an amortized cost of $12,306,000 were pledged to secure public and certain other deposits as required by law or contract.

  Effective December 7, 1995, two securities totaling $ 3,000,000 in amortized cost and $3,105,000 market value and Federal Home Loan Bank stock totaling $1,958,000 were reclassified from held to maturity to available for sale in connection with initial adoption of the Financial Accounting Standards Board Special Report "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities."

4.     LOANS  AND  ALLOWANCES  FOR  CREDIT  LOSSES
  Loans at December 31, are comprised of the following:
                                      1995           1994
  Real estate
    Construction                     $  7,837,000   $  5,278,000
    Other                              17,507,000     14,654,000
  Commercial                           11,585,000     12,082,000
  Installment                              77,000        543,000
  Lease financing                         920,000      1,375,000
  Unearned income on lease financing      (83,000)      (161,000)
                                     ------------   ------------
  Total loans                          37,843,000     33,771,000
  Deferred loans fees                    (308,000)      (230,000)
                                     ------------   ------------
  Loans, net of deferred loan fees   $ 37,535,000   $ 33,541,000
                                     ============   ============


  The activity in the allowance for credit losses is summarized as follows:

                                       1995          1994           1993
  Balance, beginning of year      $  738,000     $1,339,000    $  971,000
  Provision (credited) charged
   to expense                           -          (636,000)      560,000
  Write-offs                         (45,000)       (73,000)     (259,000)
  Recoveries                          83,000        108,000        67,000
                                ------------     ----------    ----------
  Balance, end of year            $  776,000     $  738,000    $1,339,000
                                  ==========     ==========    ==========

  There were no nonaccrual loans at December 31, 1995 (1994, $707,000 and 1993, $2,294,000). The reduction in interest income associated with these
  loans in 1994 and 1993 was $59,000 and $163,000, respectively.   Interest
  income recognized on such loans in 1994 and 1993 was $28,000 and  $16,000.

5.     PREMISES  AND  EQUIPMENT

  Premises and equipment at December 31 are comprised of the following:

                                              1995           1994

  Land                                  $    948,000   $    948,000
  Building and leasehold improvements      1,194,000      1,181,000
  Furniture and equipment                    860,000        832,000
  Leased equipment                           390,000        405,000
                                        ------------   ------------
  Total                                    3,392,000      3,366,000
  Accumulated depreciation and
   amortization                           (1,404,000)    (1,171,000)
                                        ------------   ------------
  Premises and equipment, net           $  1,988,000   $  2,195,000
                                        ============   ============




  The Company's Los Gatos and San Jose branches are leased under noncancellable operating leases which expire in 1998 and 1999, respectively. The Bank has renewal options with adjustments to the lease payments based on changes in the consumer price index. Future minimum annual lease payments are as follows:

  Fiscal
  1996      $     241,000
  1997            250,000
  1998            188,000
  1999            176,000
            -------------
  Total     $     855,000


  Rental expense under operating leases was $236,000 in 1995, $226,000 in 1994 and $222,000 in 1993.

6.     OTHER  REAL  ESTATE  OWNED

  Other real estate owned was $1,745,000 and $1,717,000 at December 31, 1995 and 1994, respectively, (net of valuation allowance of $303,000 and $268,000, respectively). The net cost of operation of other real estate owned is as follows:
                                 1995         1994           1993
  Increases in valuation
  allowance to reflect
  decreases in estimated
  fair value               $  (35,000)  $ (481,000)    $ (202,000)
  Net holding costs           (80,000)     (33,000)       (60,000)
                           ----------   -----------    ----------
  Total                    $ (115,000)  $ (514,000)    $ (262,000)
                           ==========   ==========     ==========

7.       OTHER BORROWINGS

  Other borrowings consist of borrowings from an U. S. agency of which $3,570,000 is due in 1996 and the remaining is due subsequent to December 1999.

8.        INCOME TAXES

  The provision for income taxes is comprised of the following:


  Current:
    Federal       $  68,000     $189,000       $434,000
    State            79,000       57,000        121,000
                  ---------     --------       --------
  Total Current     147,000      246,000        555,000
                  ---------     --------       --------
  Deferred:
    Federal         345,000       94,000       (340,000)
    State            47,000       37,000        (87,000)
                  ---------     --------       --------
  Total Deferred    392,000      131,000       (427,000)
                  ---------     --------       --------
  Total           $ 539,000     $377,000       $128,000
                  =========     ========       ========


  The effective tax rate differs from the federal statutory rate as follows:

  Federal statutory rate                   35.0%     35.0%     35.0%
  State income tax, net of federal effect   6.0       5.9       5.8
  Tax exempt income                        (3.6)     (4.2)    (11.7)
  Officer's life insurance                  1.3       0.3       1.2
  Other, net                               (0.7)     (0.6)      4.0
                                           ----      ----      ----

  Total                                    38.0%     36.4%     34.3%
                                           ====      ====      ====

  The Company's net deferred tax asset at December , 31 is as follows:
  Deferred tax assets:
    Provision for credit losses           $ 198,000 $ 214,000 $ 512,000
    Provision for other real estate owned   126,000   121,000   147,000
    Unrealized lossed on investments
       available for sale                   111,000   202,000      -
    Deferred rent                            52,000    63,000    69,000
    Deferred compensation                    30,000    60,000    42,000
    Depreciation and amortization              -        9,000      -
    Other                                      -       13,000      -
                                          ---------  --------  --------
  Total deferred assets                     517,000   682,000   770,000
                                          ---------  --------  --------
  Deferred tax liabilities
    Depreciation and amortization          (242,000)     -     (111,000)
    Cash basis income tax reporting            -         -      (42,000)
    Other                                   (76,000)     -       (6,000)
                                          ---------  --------  --------
  Total deferred liabilities               (318,000)     -     (159,000)
                                          ---------  --------  --------
  Net deferred tax asset                  $ 199,000 $ 682,000 $ 611,000
                                          ========= ========= =========




  There was no valuation allowance at December 31, 1995 and 1994.

9.     STOCK  OPTION  PLAN

  The Company's stock option plans authorize the issuance to employees, officers and directors of incentive and nonstatutory options to purchase common stock. Options generally are granted at fair market value, become exercisable over terms of up to four years from date of grant and expire no more than ten years from date of grant.

 Option activity is summarized as follows:




  Balances at January 1, 1993                  191,747        $3.50 -$9.17

  Exercised                                     (7,717)        3.63 - 4.36
  Cancelled                                     (7,653)        5.90 - 9.17
                                              ---------       ------------
  Balances at December 31, 1993                176,377         3.50 - 9.17

  Granted                                       97,300             6.31
  Cancelled                                     (7,000)        6.17 - 6.31
                                             ---------        ------------
  Balances at December 31, 1994                266,677         3.50 - 9.17

  Granted                                       31,750            6.75
  Cancelled                                     (6,200)        6.17 - 6.75
                                             ---------        ------------
  Balances at December 31, 1995                292,227        $3.50 -$9.17
                                               ======         ============

  At December 31, 1995, options for 21,558 shares are available for future grant and 247,798 are exercisable.

10.    COMMITMENTS  AND  CONTINGENT  LIABILITIES

  The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments of $15,021,000 and standby letters of credit of $35,000 at December 31, 1995. The Bank's exposure to credit loss is limited to amounts funded or drawn; however, at December 31, 1995, no losses are anticipated as a result of these commitments.

  Loan  commitments are typically contingent upon the borrower's meeting
  certain financial and other covenants   and such commitments typically
  have fixed expiration dates and require payment of a fee. As many of these commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The Bank evaluates each potential borrower and the necessary collateral on an individual basis. Collateral varies, and may include real property, bank deposits, or business or personal assets.

  Standby letters of credit are conditional commitments written by the Bank to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to inventory purchases by the Bank's commercial customers and such guarantees are typically short-term. Credit risk is similar to that involved in extending loan commitments to customers and the Bank, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Virtually all of such commitments are collateralized.

  Officers of the Company have severance agreements which provide, in the event of a change in control meeting certain criteria, severance payments based on a multiple of their current compensation. At December 31, 1995, these payments would have aggregated up to $291,000.

11.    LOAN  CONCENTRATIONS

  The Bank's customers are primarily located in Santa Clara County, which is located in the southern portion of the San Francisco Bay Area. Commercial loans represent 31% of total loans, with no particular industry representing a significant portion. Approximately 21% of the Bank's loans are for real estate construction, of which 92% are for single family residential properties and 8% are for land development. Other real estate secured loans, primarily for commercial properties, represent another 46% of loans. Installment and other loans, primarily automobile loans, represent the remainder of loans. Many of the Bank's customers are employed by or otherwise dependent on the high technology and real estate development industries and, accordingly, the ability of the Bank's borrowers to repay loans may be affected by the performance of these sectors of the economy. Virtually all loans are collateralized. Generally, real estate loans are secured by real property and commercial and other loans are secured by business or personal assets. Repayment is generally expected from refinancing or sale of the related property for real estate construction loans and from cash flows of the borrower for all other loans.

12.    DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS
  The following disclosure of the estimated fair value of financial statements is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Values of Financial Statements." The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts.

  The following table presents the carrying amount and estimated fair value of certain assets and liabilities of the Company at December 31, 1995. The carrying amounts reported in the consolidated balance sheets approximate fair value for the following financial instruments: cash and due from banks, federal funds sold, interest bearing deposits in other banks, demand and savings deposits, federal funds purchased and other borrowings (See
  Note 3 for information regarding securities).

                                           December 31, 1995
                                      Carrying          Estimated fair
                                       Amount               Value
  Loans, net                         $36,759,000         $31,047,000
  Time deposits                      $27,208,000         $27,375,000

  Loans

  The fair value of loans with fixed rates is estimated discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. For loans with variable rates which adjust with changes in market rates of interest, the carrying amount is a reasonable estimate of fair value.

 Deposit liabilities

  The fair value of demand deposits, savings accounts and certain money market deposits, is the amount payable on demand at the reporting date and is equal to the carrying value. The fair value of fixed maturity certificates of deposit is estimated using rates currently offered for deposits of similar remaining maturities.

 Commitments to extend credit and standby letters of credit

  Commitments to extend credit and standby letters of credit are issued in the normal course of business by the Bank. Commitments to extend credit are issued with variable interest rates tied to market interest rates at the time the commitment is funded and the amount of the commitment equals its fair value. Standby letters of credit are supported by commitments to extend credit with variable interest rates tied to market interest rates at the time the commitments is funded and the amount of the standby letter of credit equals its fair value.

13.    REGULATORY  MATTERS

  The Company is subject to Federal Reserve Board ("FRB") guidelines and the Bank is subject to Federal Deposit Insurance Corporation ("FDIC") regulations governing capital adequacy. The FRB guidelines and the FDIC regulations require that bank holding companies and banks meet both risk-weighted capital and leverage capital ratio requirements.
  The risk-weighted capital requirements involve assigning assets to four broad risk categories and establishing minimum capital ratios based on the require maintenance of an 8% ratio of capital to risk-weighted assets, with Tier I capital comprising at least 4% thereof. Tier I capital consists of common equity and retained earnings. At December 31, 1995, the ratio of Tier I capital to risk-weighted assets was 20.8% and 20.5% for the Company and the Bank, respectively. In addition, the FRB and the FDIC have adopted leverage capital guidelines which call for a minimum ratio of 3% to 5% of Tier I capital to total assets for bank holding companies and banks. The leverage ratio of Tier I capital to total assets was 11.7% and 11.5% for the Company and the Bank, respectively, at December 31, 1995.

14.    CONDENSED FINANCIAL INFORMATION OF SARATOGA BANCORP (PARENT ONLY)

  The condensed financial statements of Saratoga Bancorp are as follows:

  CONDENSED BALANCE SHEETS
  ASSETS:
    Cash-interest bearing account
     with Bank                          $     149,000     $       8,000
    Short-term interest bearing
     deposits                                    -              250,000
    Real estate loans                            -               36,000
    Investment in Bank                     10,882,000         9,322,000
    Other assets                               27,000            12,000
                                        -------------     ------------
  Total                                 $  11,058,000     $   9,628,000
                                        =============     =============

  LIABILITIES AND SHAREHOLDERS' EQUITY
    Other liabilities                   $       1,000     $       1,000
    Common stock                            4,427,000         4,427,000
    Retained earnings                       6,797,000         6,019,000
    Unrealized loss on investments
     available for sale                      (167,000)         (819,000)
                                        -------------     -------------
  Total                                 $  11,058,000     $   9,628,000
                                        =============     =============



                                          December 31,
  CONDENSED INCOME STATEMENTS       1995           1994           1993
  Interest income             $       8,000  $      43,000   $     49,000
  Credit for credit losses             -            10,000          1,000
  Other expenses                    (50,000)       (57,000)       (61,000)
                              -------------  -------------   ------------
  Loss before income taxes and
   equity in undistributed net
   income of Bank                   (42,000)        (4,000)       (11,000)
  Income taxes                       16,000          1,000          4,000
  Equity in undistributed net
   income of Bank                   907,000        661,000        252,000
                               ------------  -------------   ------------
  Net income                   $    881,000  $     658,000   $    245,000
                               ============  =============   ============

  Cash flows from operations:
    Net income                  $    881,000   $     658,000  $   245,000
    Adjustments to reconcile
     net income to net
     cash (used in) provided
     by operating activities:
      Equity in undistributed
      net income of Bank            (907,000)      (661,000)     (252,000)
      Credit for credit losses          -           (10,000)       (1,000)
      Change in other assets         (16,000)          -           78,000
      Change in other liabilities       -             1,000          -
                                 -----------   ------------   -----------
  Net cash (used in) provided
   by operating activities           (42,000)       (12,000)       70,000
  Cash flows from investing
   activities - Net change
   in loans                           36,000        354,000       619,000
                                 -----------   ------------   -----------
  Cash flows from financing
   activities -
    Cash dividend                   (103,000)          -             -
    Repurchase of common stock          -          (944,000)         -
    Sale of common stock                -              -            9,000
                                 -----------   ------------   -----------
  Net cash (used in) provided
   by financing activities          (103,000)      (944,000)        9,000
                                 -----------   ------------   -----------
  Net (decrease) increase in cash   (109,000)      (602,000)      698,000

  Cash, beginning of year            258,000        860,000       162,000
                                 -----------   ------------   -----------
  Cash, end of year              $   149,000   $    258,000   $   860,000
                                 ===========   ============   ===========

  The ability of the Company to pay future dividends will largely depend upon the dividends paid to it by the Bank. Under federal law regulating national banks, dividends declared by the Bank in any calendar year may not exceed the lesser of its undistributed net income for the most recent three fiscal years or its retained earnings. As of December 31, 1995, the amount available for distribution from the Bank to the Company was approximately $1,681,000, subject to approval by the Office of the Comptroller of the Currency. The Bank is also restricted as to the amount and form of loans, advances or other transfers of funds or other assets to the Company.
                              * * * * *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     Not applicable.
                             PART III

Item 10. Directors and Executive Officers of the Registrant. The information required hereunder is incorporated by reference from the Company's definitive proxy statement for the Company's 1996 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 11. Executive Compensation.

    The information required hereunder is incorporated by reference from the Company's definitive proxy statement for the Company's 1996 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 12. Security Ownership of Certain Beneficial Owners and
       Management.

     The information required hereunder is incorporated by reference from the Company's definitive proxy statement for the Company's 1996 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 13. Certain Relationships and Related Transactions.

     The information required hereunder is incorporated by reference from the Company's definitive proxy statement for the Company's 1996 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).
                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K
     (a) (1) Financial Statements. This information is listed and included in Part II, Item 8.
     (a) (2) Financial Statement Schedules. All schedules have been omitted since the required information is not resent or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements or notes thereto.

     (a)  (3)  Exhibits.  The exhibits listed on the accompanying
               Exhibit Index are filed as part of this report. (3.1) Articles of Incorporation, as amended, are incorporated by reference herein to Exhibit 3.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as filed with the Securities and Exchange Commission on March
               27, 1989.
         (3.2) By-laws, as amended, are incorporated by reference
            herein to Exhibit 3.2 of Registrant's Annual
               Report on Form 10-K for the fiscal year ended
            December 31, 1993 as filed with the Securities and Exchange Commission on March 29, 1994.
         (4.1) Specimen stock certificate is incorporated by reference to Exhibit 4.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 as filed with the Securities and Exchange Commission on March 30, 1995.

        (10.1) Lease agreement dated 10/19/87 for 15405 Los Gatos
               Blvd., Suite 103, Los Gatos, CA is incorporated
            by reference herein to Exhibit 10.1 of
               Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 as filed with the Securities and Exchange Commission on March 31, 1988.
        (10.2) Agreement of Purchase and Sale dated July 27, 1988 for 12000 Saratoga-Sunnyvale Road, Saratoga, CA is incorporated by reference herein to Exhibit 10.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as filed with the Securities and Exchange Commission on March 27, 1989.
       *(10.3) Indemnification Agreements with directors and
            Executive Officers of the Registrant are
               incorporated by reference herein to Exhibit 10.2 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as filed with the Securities and Exchange Commission on March 27, 1989.
        (10.4) Lease agreement dated 1/17/89 for 160 West Santa
               Clara Street, San Jose, California is incorporated by reference herein to Exhibit 10.4 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, as filed with the Securities and Exchange Commission on March 27, 1990.

        (10.5) Bank of the West Master Profit Sharing and Savings
              Plan and Amendment, amended as of March, 1990 is incorporated by reference herein to Exhibit 10.5 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, as filed with the Securities and Exchange Commission on March
              20, 1991.
       *(10.6) Employment Agreement and Management Continuity
               Agreement and Chief Executive Officer
            Compensation Plan/Richard L. Mount is incorporated
               by reference herein to Exhibit 10.6 of
               Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, as filed with the Securities and Exchange Commission on March 20, 1991.
         (21) Subsidiaries of the registrant: Registrant's only subsidiary is Saratoga National Bank, a national banking association, which operates a commercial and retail banking operation in California.
         (23)  Independent Auditors' consent
         (27)  Financial Data Schedule

* Denotes management contracts, compensatory plans or arrangements.

    (b)        Reports on Form 8-K

               Registrant filed no reports on Form 8-K for the
            three month period ended December 31, 1995.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
No annual report or proxy material has been sent to security holders. The Company shall furnish copies of such material to the Commission when it is sent to security holders.
                            SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                         SARATOGA BANCORP

                            By_______________________________
                               Richard L. Mount, President
                          (Principal Executive Officer)

                            Date_____________________________

                            By_______________________________
                              Mary Page-Rourke, Treasurer
                          (Principal Financial and
                          Accounting Officer)

                            Date_____________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
    Name                      Title               Date

__________________         Director            _______________
Victor Aboukhater

__________________     Director and Secretary  _______________
Neal A. Cabrinha

Name                      Title               Date


__________________         Director            _______________
Robert G. Egan

__________________         Director            _______________
William D. Kron

__________________         Director            _______________
John F. Lynch III

__________________         Director            _______________
V. Ronald Mancuso

                     Chairman of the Board
__________________   President and Director    _______________
Richard L. Mount     (Principal Executive
                   Officer)

__________________          Treasurer          _______________
Mary Page-Rourke     (Principal Financial and
                   Accounting Officer)

                        INDEX TO EXHIBITS

                                                   Sequentially
                                                    Numbered
Number                     Exhibits                    Page


10.8     Saratoga Bank Savings Plan dated
        June 19, 1995                                  74 - 177
23       Independent Auditors' Consent                    178
27       Financial Data Schedule                          179