Form 10-K/A
period 1995-12-31
SARATOGA BANCORP
filed 1996-04-29
CIK 702700

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                       FORM 10-K/A - No. 1(Mark One)

 X  AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR   15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of Saratoga Bancorp on March 1, 1996 was $6,661,376.

As of March 1, 1996, Saratoga Bancorp had 1,030,972 shares of common stock outstanding.

Portions of the Registrant's Definitive Proxy Statement dated April 26, 1996 are incorporated into Part III, Items 10 through 13.






                    Exhibit Index is on page 4.


                        Page 1 of 43 pages

                         Saratoga Bancorp
                Amendment to Items 10 through 13
              of Form 10-K filed on March 28, 1996

     The Registrant hereby amends Items 10, 11,12 and 13 of the Registrant's Form 10-K filed with the Securities and Exchange commission on March 28, 1996 by attaching certain portions of its Definitive Proxy Statement dated April 26, 1996 (the "Definitive Proxy Statement"); and amends Item 14 to delete Item 10.6 and substitute a new exhibit 10.6 and add exhibit 10.7.

PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this item is set forth on pages 4 through 6 of the Definitive Proxy Statement, copies of which pages are attached hereto and incorporated herein by reference.

Item 11.  Executive Compensation

     The information required by this item is set forth on pages 7 through 8 of the Definitive Proxy Statement, copies of which pages are attached hereto and incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     The information required by this Item is set forth on pages 2 through 3 of the Definitive Proxy Statement, copies of which pages are attached hereto and incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information required by this Item is set forth on page 10 of the Definitive Proxy Statement, a copy of which page is attached hereto and incorporated herein by reference.

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

     (a) *(10.6) Richard L. Mount Employment Agreement dated
                 August 30, 1995.

         *(10.7) Richard L. Mount Chief Executive Officer
                 Incentive Compensation Plan dated July 8, 1995 and amended and retstatedRichard L. Mount Chief Executive Officer Incentive Compensation Plan amended February 22, 1996.

* Denotes management contracts, compensatory plans or arrangements.

SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        SARATOGA BANCORP




Date: April 29, 1996
                         Richard L. Mount, President
                         (Principal Executive Officer)



Date: April 29, 1996
                         Mary Page Rourke, Treasurer
                         (Principal Financial and
                           Accounting Officer)

                       INDEX TO EXHIBITS

                                                  Sequentially
Number                   Exhibits                 Numbered Page

10.6      Richard L. Mount/Employment Agreement
          dated August 30, 1995.                       5 - 16


10.7      Richard L. Mount/Chief Executive Officer
          Incentive Compensation Plan dated July 8,
          1995 and Richard L. Mount/Chief Executive
          Officer Incentive Compensation Plan as
          amended and restated February 22, 1996.     17 - 24

99.1      The Registrant's Definitive proxy
          Statement dated April 26, 1996, which
          is furnished for the information of
          the Securities and Exchange Commission
          and, except for those portions which
          are expressly incorporated by reference
          in this filing, is not to be deemed "filed"
          as part of this filing.                     25 - 36