Form 10-Q
period 1996-03-31
SARATOGA BANCORP
filed 1996-05-03
CIK 702700

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996 or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       CLASS           SHARES OUTSTANDING AT APRIL 30, 1996
   Common Stock                     1,030,972

                        Page 1 of 17 pages

                  PART I - FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

                 SARATOGA BANCORP AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS
                                    March 31,        December 31,
                                      1996               1995*
                                   (Unaudited)
ASSETS
Cash and due from banks           $  4,788,000     $  5,239,000
Federal funds sold                  10,200,000       17,700,000
Total cash and equivalents          14,988,000       22,939,000

Interest-bearing deposits in
 other banks                           200,000          200,000
Securities available for sale       23,498,000       15,286,000
Securities held to maturity         23,800,000       20,348,000
Loans, net                          35,508,000       36,759,000
Other real estate owned              1,764,000        1,745,000
Premises and equipment               2,239,000        1,988,000
Other assets                         1,399,000        1,232,000

TOTAL ASSETS                      $103,396,000     $100,497,000
                                   ===========      ===========
LIABILITIES
Deposits:
  Non interest-bearing            $ 21,615,000     $ 20,410,000
  Interest-bearing                  56,749,000       54,539,000
Total deposits                      78,364,000       74,949,000
Federal funds purchased                 -             1,500,000
Other borrowings                    13,061,000       12,087,000
Accrued expenses and
  other liabilities                    858,000          904,000

TOTAL LIABILITIES                   92,283,000       89,440,000

SHAREHOLDERS' EQUITY
Common stock, no par value;
 Authorized: 20,000,000 shares;
 Issued and outstanding:
 1,030,972 shares                    4,427,000        4,427,000
Retained earnings                    6,922,000        6,797,000
Unrealized loss on investments
 available for sale                   (236,000)        (167,000)

SHAREHOLDERS' EQUITY                11,113,000       11,057,000
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY            $103,396,000     $100,497,000
                                   ===========      ===========

*Derived from the December 31, 1995 audited balance sheet included in the Company's 1995 Annual Report on Form 10-K.

See notes to consolidated condensed financial statements.

                      SARATOGA BANCORP AND SUBSIDIARY
                    CONSOLIDATED CONDENSED INCOME STATEMENTS (unaudited)

                                            Three Months Ended
                                                March 31,
                                          1996           1995
                                      ------------   ------------
INTEREST INCOME:
 Loans                                 $  983,000     $  907,000
 Investment securities                    603,000        631,000
 Federal funds sold                       155,000         33,000
                                      -----------    -----------
Total interest income                   1,741,000      1,571,000
                                      -----------    -----------
INTEREST EXPENSE:
 Deposits                                 618,000        574,000
 Other                                    196,000         55,000
                                      -----------    -----------
Total interest expense                    814,000        629,000
                                      -----------    -----------
NET INTEREST INCOME BEFORE
 CREDIT LOSSES                            927,000        942,000
Credit for credit losses                  (50,000)          -
                                      -----------    -----------
Net interest income after
 credit for credit losses                 977,000        942,000
Other income                               70,000        101,000
Other expenses                            722,000        720,000
                                      -----------    -----------
INCOME BEFORE INCOME TAXES                325,000        323,000
Provision for income taxes                123,000        129,000
                                      -----------    -----------
NET INCOME                            $   202,000    $   194,000
                                      ===========    ===========

NET INCOME PER COMMON AND
  EQUIVALENT SHARE                          $0.18          $0.18
                                      ===========    ===========


See notes to consolidated condensed financial statements.

                     SARATOGA BANCORP AND SUBSIDIARY
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                             Three Months Ended
                                                   March 31,
                                              1996          1995
OPERATIONS:
 Net income                              $    202,000   $  194,000

 Adjustments to reconcile net
   income to net cash provided
   by (used in)operating
   activities:
   Credit for credit losses                   (50,000)        -
   Depreciation and amortization               42,000        69,000
   Other, net                                 (234,000)      (50,000)
Net cash provided by (used in)
 operating activities                         (40,000)      213,000

INVESTING ACTIVITIES:

  Proceeds from maturities of
    investments held to maturity              533,000       147,000
  Purchase of securities available
    for sale                               (8,321,000)
 Purchase of securities held to
    maturity                               (3,986,000)     (373,000)
  Net increase (decrease) in loans          1,340,000      (752,000)
  Purchases of premises and equipment        (293,000)      (25,000)

Net cash used in investing
  activities                              (10,727,000)   (1,003,000)

FINANCING ACTIVITIES:
  Net (decrease) increase in deposits       3,415,000    (4,267,000)
  Payment of dividends                        (77,000)         -
  Net increase in other borrowings            974,000     2,270,000
  Decrease in federal funds purchased      (1,500,000)   (1,500,000)

Net cash provided by (used in) financing
  activities                                2,812,000    (3,497,000)

NET DECREASE IN CASH
  AND EQUIVALENTS                          (7,951,000)   (4,287,000)
Cash and equivalents
  beginning of period                      22,939,000    10,264,000

Cash and equivalents end of period        $14,988,000   $ 5,977,000
                                          ===========   ===========

See notes to consolidated condensed financial statements.

                  SARATOGA BANCORP AND SUBSIDIARY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   QUARTERS ENDED MARCH 31, 1996 AND 1995

1. The unaudited consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the periods are not necessarily indicative of the results to be expected for the full fiscal year.

2. Per share amounts are calculated using the weighted average shares outstanding plus the dilutive effect of shares issuable under stock options. The number of shares used to compute income per share was 1,089,378 shares for the three month period ended March 31, 1996 (1,058,588 shares for the comparable period in 1995).

3. For the three months ended March 31, 1996, cash paid for taxes was $209,000. There was no cash paid for taxes for the three months ended March 31, 1995. For the three months ended March 31, 1996 and 1995, cash paid for interest was $606,000 and $564,000, respectively.

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

                  SARATOGA BANCORP AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Summary of financial results

At March 31, 1996, total assets were $103,396,000, an increase of $2,899,000 (2.9%) from $100,497,000 at December 31, 1995. Net loans decreased $1,251,000 (3.4%) from $36,759,000 at December 31,
1995 to $35,508,000 at March 31, 1996. Total deposits increased $3,415,000 (4.5%) from $74,949,000 at year-end 1995 to $78,364,000 at March 31, 1996.

Net income for the first quarter of 1996 was $202,000 or $.18 per share compared to $194,000 ($.18 per share) for the comparable period in 1995.

The increase in income resulted primarily from an increase in the volume of earning assets, offset in part, by a decrease in the yield of earning assets and an increase in interest expense due to the increased volume of interest-bearing liabilities.


RESULTS OF OPERATIONS



FIRST QUARTER OF 1996 AND 1995


An analysis of the results of operations of the Company for the first quarter of 1996 compared to the first quarter of 1995 is presented below:

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:

                                   Three months ended March 31,

                               1996                        1995
                      Average           Average  Average           Average
                      Balance  Interest Yield(1) Balance  Interest Yield(1)
                                (In thousands, except percentages)
Assets:
Earning assets:
  Loans (2)           $37,547    $  983 10.5%    $32,627    $ 907  11.1%
  Securities           37,961       603  6.4%     38,768      631   6.5%
  Federal funds sold   11,880       155  5.2%      2,359       33   5.6%
  Total interest
    earning assets     87,388     1,741  8.0%     73,754     1,571  8.5%
Cash and due from
  banks                 3,937                      3,985
Other assets (3)        4,204                      5,305
                      $95,529                    $83,044
                      =======                    =======
Liabilities and
  Shareholders'
  Equity:
Interest-bearing
  liabilities:
  Demand deposits     $24,163       202  3.3%    $24,902       134  2.2%
  Time deposits        31,051       416  5.4%     30,256       440  5.8%
  Other borrowings     12,095       196  6.5%      2,362        55  9.3%
  Total interest-
    bearing
    liabilities        67,309       814  4.8%     57,520       629  4.4%
Demand deposits        16,237                     14,910
Other liabilities         877                        767
Total liabilities      84,423                     73,197
Shareholders' equity   11,106                      9,847
                      $95,529                    $83,044
                      =======                    =======

Net interest income and margin     $927  4.2%                 $942 5.1%
                                 ======                     ======

(1)  Annualized.
(2) Loan interest income includes loan fee income of $77,000 and $81,000 for the quarters ended March 31, 1996 and 1995, respectively.
(3) Other assets include the average allowance for credit losses of $761,000 and $762,000 and deferred loan fees of $295,000 and $221,000 for the quarters ended March 31, 1996 and 1995, respectively.

Provision for credit losses

The Bank maintains an allowance for possible credit losses which is based, in part, on the Bank's historical loss experience, the impact of forecasted economic conditions within the Bank's market area, and, as applicable, the State of California, the value of the underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. During the first quarter of 1996 the Bank reversed $50,000 from the allowance for credit losses due to the continued significant over reserve in the allowance. During the first quarter of 1995 the Bank did not
record a provision for credit losses.   There were $29,000 in loans
charged-off and $11,000 in recoveries in the first quarter of 1996, as compared to $5,000 in loans charged-off and $55,000 in recoveries in the first quarter of 1995.

At March 31, 1996, the allowance for credit losses was $708,000 or 2.0% of total loans, compared to $776,000 or 2.1% at December 31, 1995. There were no nonaccrual loans at March 31, 1996 or December 31, 1995.

At March 31, 1996 and December 31, 1995, there were no loans past due 90 days or more as to principal or interest and still accruing interest. There was one loan at March 31, 1996 in the amount of $195,000 which was a troubled debt restructuring as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." At March 31, 1996, there were six potential problem loans having a combined principal balance of $1,142,000 ($1,161,000 at December 31, 1995).
Potential problem loans are loans which are generally current as to principal and interest but have been identified by the Company as potential problem loans due either to a decrease in the underlying value of the property securing the credit or some other deterioration in the creditworthiness of the borrower. All of the six loans identified as potential problem loans are secured by real estate and personal property.

OREO totalled $1,764,000 at March 31, 1996 ($1,745,000 at December 31, 1995). OREO consisted of a single family residence and a 12 lot subdivision with appraised values in excess of the Bank's carrying values. The Company does not intend to hold the properties but will actively market the properties as market conditions improve.

Nonperforming loans and other real estate owned are summarized below:
                              March 31, 1996   December 31, 1995
Nonperforming loans:
  Past due 90 days or more      $     -          $     -
  Nonaccrual                          -                -

    Total                             -                -

Other real estate owned          1,764,000        1,745,000

Total nonperforming loans and
  other real estate owned       $1,764,000       $1,745,000
                                ==========       ==========

Management is of the opinion that the allowance for credit losses is maintained at an adequate level for known and currently anticipated future risks inherent in the loan portfolio. However, the Bank's loan portfolio, which includes approximately $22,000,000 in real estate loans representing approximately 62% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Bank's market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and OREO and the level of the allowance for loan losses which could adversely affect the Company's and the Bank's future growth and profitability.

Noninterest income
- ------------------
Other income consists of service charges on deposit accounts, income from assets acquired for lease and fees for other miscellaneous services. Total other income decreased from $101,000 in the first quarter of 1995 to $70,000 in the first quarter of 1996. This decrease is primarily attributable to a decrease in income on assets acquired for lease.

Noninterest expense
- -------------------
Other expenses did not change significantly and were $720,000 in the first quarter of 1995 and $722,000 in the first quarter of 1996. As a percentage of average earning assets, other expenses for the first quarter, on an annualized basis, were 3.9% and 3.3% in 1995 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Bank manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. At March 31, 1996 liquid assets as a percentage of deposits were 51% (48% at December 31, 1995). In addition to cash and due from banks, liquid assets include interest bearing time deposits with other banks, Federal funds sold and investment securities available for sale. The Bank has $8.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.

Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the positions taken with respect to liquidity and interest rate sensitivity continue to be appropriate. The Bank also utilizes a monthly "Gap" report which identifies rate sensitivity over the short- and long-term.


The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Company's earning assets and interest-bearing liabilities at March 31, 1996, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

Based on the contractual terms of its assets and liabilities, the Bank is currently liability sensitive in terms of its short-term exposure to interest rates. In other words, the Bank's liabilities reprice faster than its assets in the short-term.

DISTRIBUTION OF REPRICING OPPORTUNITIES
At March 31, 1996
(Dollars in thousands)

                            After Three After Six   After One
                   Within   Months But  Months But  Year But   After
                  Three    Within Six  Within One  Within     Five
                  Months     Months       Year     Five Years Years      Total
Federal
  funds sold      $10,200       -           -          -        -      $10,200
Interest-bearing
  deposits in
  other banks         -         -        $  200        -        -          200
Municipal
 securities           -        $165         -      $ 2,612  $   771      3,548
U.S. Treasury
  and agency
  securities        7,649     1,003       1,981      9,407   21,346     41,386
FRB/FHLB stock        -         -           -          -      2,364      2,364
Loans              20,693   $ 1,266       3,871      5,276    5,397     36,503

Total earning
  assets          $38,542   $ 2,434     $ 6,052    $17,295  $29,878    $94,201

Interest bearing
  demand deposits $26,083       -           -          -         -     $26,083
Savings deposits    3,344       -           -          -         -       3,344
Time certificates
  of deposit of
  $100,000 or more  4,123   $ 1,227     $ 2,024    $ 3,275       -      10,649
Other time deposit  2,542     2,829       6,198      5,104       -      16,673
Other borrowings    1,570       -           -          -    $11,491     13,061

Total interest-
  bearing
  liabilities     $37,662    $4,056     $ 8,222    $ 8,379  $11,491    $69,810

Interest rate
  sensitivity gap    880   $(1,622)    $(2,170)   $ 8,916  $18,387     $24,391
                 =======    =======     =======    =======  =======    =======
Cumulative interest
  rate sensitivity
  gap            $   880   $  (742)    $(2,912)   $ 6,004  $24,391
                 =======   =======     =======    =======  =======
Interest rate
  sensitivity gap
  ratio             1.02%     0.60%       0.74%      2.06%    2.60%

Cumulative interest
  rate sensitivity
  gap ratio         1.02%     0.98%       0.94%      1.10%    1.35%

The Company and the Bank are subject to capital adequacy guidelines issued by the Board of Governors of the Federal Reserve System (the "BGFRS") and the Office of the Comptroller of the Currency ("OCC"). The Company and the Bank are required to maintain total capital equal to at least 8% of assets and commitments to extend credit, weighted by risk, of which at least 4% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of loan loss reserves. Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8% total ratio. For example, cash and government securities are assigned to a 0% risk-weighted category, most home mortgage loans are assigned to a 50% risk-weighted category requiring a 4% capital allocation and commercial loans are assigned to a 100% risk-weighted category requiring an 8% capital allocation. As of March 31, 1996, the Company's total risk-based capital ratio was approximately 22.4% (approximately 22.2% for the Bank) compared to approximately 22.0% (approximately 21.7% for the Bank) at December 31, 1995.

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

The following table reflects the Company's leverage, Tier 1 and total risk-based capital ratios for the quarter ended March 31, 1996 and the year ended December 31, 1995.

                                March 31, 1996  December 31, 1995
Leverage ratio                        11.3%             11.7%
Tier 1 capital ratio                  21.1%             20.8%
Total risk-based capital ratio        22.4%             22.0%

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

     27.1 Financial Data Schedule

(b)  Reports on Form 8-K

     On February 7, 1996, Registrant filed a Current Report on Form 8-K, dated January 27, 1996, reporting under Item 5 (Other Events) declaration of a seven and one half cent ($0.075) cash dividend on the outstanding shares of common stock of Saratoga Bancorp to be payable March 29, 1996 to shareholders of record at the close of business February 23, 1996.

                             SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                               SARATOGA BANCORP


                              /Richard L. Mount/
Date: May 3, 1996             -------------------------
                              Richard L. Mount, President
                             (Principal Executive Officer)

                         INDEX TO EXHIBITS

                                             Sequentially
                                               Numbered
Number                   Exhibits                Page

 27.1          Financial Data Schedule             17