Form 10-Q
period 1996-06-30
SARATOGA BANCORP
filed 1996-08-06
CIK 702700

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996 or

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

                                 Yes  X     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       CLASS           SHARES OUTSTANDING AT JULY 31, 1996
   Common Stock                     1,034,383

                     Exhibit Index at Page 18


                       Page 1 of 19 pages

                  PART I - FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

                 SARATOGA BANCORP AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS

                                     June 30,       December 31,
                                       1996             1995*
                                   (Unaudited)
ASSETS
Cash and due from banks            $ 4,965,000      $ 5,239,000
Federal funds sold                  15,500,000       17,700,000
Total cash and equivalents          20,465,000       22,939,000

Interest-bearing deposits
 in other banks                        200,000          200,000
Investments available for sale      19,548,000       15,286,000
Investment held to maturity         23,141,000       20,348,000
Loans, net                          38,699,000       36,759,000
Other real estate owned              1,127,000        1,745,000
Premises and equipment               2,181,000        1,988,000
Other assets                         1,587,000        1,232,000

TOTAL ASSETS                      $106,948,000     $100,497,000
                                  ============      ===========
LIABILITIES
Deposits:
  Non-interest bearing            $ 22,466,000     $ 20,410,000
  Interest bearing                  59,033,000       54,539,000
Total deposits                      81,499,000       74,949,000
Federal funds purchased                 -             1,500,000
Other borrowings                    13,449,000       12,087,000
Accrued expenses and
  other liabilities                    715,000          904,000

TOTAL LIABILITIES                   95,663,000       89,440,000

SHAREHOLDERS' EQUITY
Common stock, no par value;
 Authorized: 20,000,000 shares;
 Issued and outstanding:
 1,034,383 and 1,030,972 shares      4,449,000        4,427,000
Retained earnings                    7,143,000        6,797,000
Unrealized loss on investments
 available for sale                   (307,000)        (167,000)

SHAREHOLDERS' EQUITY                11,285,000       11,057,000
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY            $106,948,000     $100,497,000
                                  ============     ============

*Derived from the December 31, 1995 audited balance sheet included in the Company's 1995 Annual Report on Form 10-K.

See notes to consolidated condensed financial statements.

                      SARATOGA BANCORP AND SUBSIDIARY
        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                             Three Months Ended       Six Months Ended
                                  June 30,                June 30,
                              1996        1995        1996        1995
INTEREST INCOME:
Loans                      $  989,000   $ 944,000  $1,972,000  $1,851,000
Investment securities         724,000     611,000   1,327,000   1,242,000
Federal funds sold            131,000      48,000     286,000      81,000
Total interest income       1,844,000   1,603,000   3,585,000   3,174,000

INTEREST EXPENSE:
Deposits                      650,000     608,000   1,268,000   1,182,000
Other                         189,000      79,000     385,000     134,000

Total interest expense        839,000     687,000   1,653,000   1,316,000

NET INTEREST INCOME
 BEFORE CREDIT LOSSES       1,005,000     916,000   1,932,000   1,858,000
Credit for credit
 losses                          -            -       (50,000)       -

Net interest income after
  credit for credit losses  1,005,000     916,000   1,982,000   1,858,000
Other income                   81,000     222,000     151,000     323,000
Other expense                 727,000     803,000   1,449,000   1,523,000

INCOME BEFORE INCOME TAXES    359,000     335,000     684,000     658,000
Provision for income taxes    137,000     134,000     260,000     263,000

NET INCOME                 $  222,000  $  201,000  $  424,000  $  395,000
                           ==========  ==========  ==========  ==========

NET INCOME PER COMMON
  AND EQUIVALENT SHARE          $0.20      $0.19        $0.38       $0.37
                           ==========  ==========  ==========  ==========


See notes to consolidated condensed financial statements.

                      SARATOGA BANCORP AND SUBSIDIARY
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                    Six Months Ended
                                                        June 30,
                                                   1996           1995
OPERATIONS:
 Net income                                    $   424,000   $   395,000

 Adjustments to reconcile net income to
   net cash provided by (used in)operating
   activities:
   Credit for credit losses                        (50,000)         -
   Depreciation and amortization                    84,000       137,000
   Provision for OREO losses                          -           35,000
   Other, net                                     (544,000)      378,000

Net cash provided by (used in)operating
   activities                                      (86,000)      945,000

INVESTING ACTIVITIES:
   Proceeds from sale of investments
    available for sale                                -        2,624,000
   Proceeds from maturities of investments
    held to maturity                             1,787,000       279,000
   Proceeds from maturities of investments
    available for sale                           4,794,000          -
   Purchase of securities available for sale    (9,838,000)     (387,000)
   Purchase of securities held to maturity      (3,986,000)         -
   Net increase in loans                        (1,854,000)   (2,187,000)
   Purchases of premises and equipment            (328,000)      (26,000)
   Sale of premises and equipment                   50,000          -
   Proceeds from sale of OREO                      652,000          -
   Increase in other assets                           -         (238,000)

Net cash provided by (used in) investing
   activities                                   (8,723,000)       65,000

FINANCING ACTIVITIES:
  Net (decrease) increase in deposits            6,550,000    (3,593,000)
  Payment of dividends                             (77,000)      (52,000)
  Increase in other borrowings                   1,362,000     2,251,000
  Decrease in federal funds purchased           (1,500,000)   (1,500,000)

Net cash provided by (used in)financing
   activities                                    6,335,000    (2,894,000)

NET DECREASE IN CASH AND EQUIVALENTS            (2,474,000)   (1,884,000)
Cash and equivalents at beginning of period     22,939,000    10,264,000

Cash and equivalents at end of period          $20,465,000   $ 8,380,000
                                               ===========   ===========


See notes to consolidated condensed financial statements.

                 SARATOGA BANCORP AND SUBSIDIARY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

             QUARTERS ENDED JUNE 30, 1996 AND 1995

1. The unaudited consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the periods are not necessarily indicative of the results to be expected for the full fiscal year.

2. Per share amounts are calculated using the weighted average shares outstanding plus the dilutive effect of shares issuable under stock options. The number of shares used to compute income per share was 1,113,064 shares for the three and six month periods ended June 30, 1996 (1,058,326 shares and 1,058,695 shares for the comparable periods in 1995).

3. For the six months ended June 30, 1996 and 1995, cash paid for taxes was $367,000 and $75,000, respectively. For the six months ended June 30, 1996 and 1995, cash paid for interest was $1,263,000 and $1,144,000, respectively.

4. The Company classifies debt and equity securities into one of three categories at acquisition: held-to-maturity, trading or available-for-sale. Investments in debt securities shall be classified as held-to-maturity and measured at amortized cost only if the Company has the positive intent and ability to hold such securities to maturity. All other investments in debt and equity securities that have readily determinable fair values shall be classified either as trading securities, which are bought and held principally for the purpose of selling them in the near term and are carried at market value with a corresponding recognition of unrealized holding gain or loss in results of operations, or as available-for-sale securities, which are all other securities and are carried at market value with a corresponding recognition of the unrealized holding gain or loss as a net amount in a separate component of shareholders' equity until realized.

5. The Company measures impaired loans based upon the present value of expected future cash flows discounted at the loan's effective interest rate, except as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent. A loan is impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

                 SARATOGA BANCORP AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Summary of financial results

At June 30, 1996, total assets were $106,948,000, a 6.4% increase from $100,497,000 at December 31, 1995. Net loans increased
$1,940,000 (5.3%) from $36,759,000 at December 31, 1995 to
$38,699,000 at June 30, 1996. The increase was primarily in the longer term real estate loan portfolio. Total deposits increased
$6,550,000 (8.7%) from $74,949,000 at year end 1995 to
$81,499,000 at June 30, 1996.

Net income for the second quarter of 1996 was $222,000 or $.20 per share compared to $201,000 or $.19 per share for the comparable period in 1995. Net income for the first six months of 1996 was $424,000 or $.38 per share compared to $395,000 or $.37 per share for the comparable period in 1995.

The increase in income resulted primarily from an increase in the volume of earning assets, offset in part by a decrease in the yield of earning assets and an increase in interest expense due to the increased volume of interest-bearing liabilities.



RESULTS OF OPERATIONS



SECOND QUARTER OF 1996 AND 1995


An analysis of the results of operations of the Company for the second quarter of 1996 compared to the second quarter of 1995 is presented below:

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:

                                 Three months ended June 30,

                               1996                        1995
                      Average           Average  Average           Average
                      Balance  Interest Yield(1) Balance  Interest Yield(1)
                                (In thousands, except percentages)
Assets:
Earning assets:
  Loans (2)           $37,651    $  989 10.5%    $33,776    $ 944  11.2%
  Investment
    securities         44,795       724  6.5%     38,450      611   6.4%
  Federal funds sold   10,152       131  5.2%      3,296       48   5.8%
  Total interest
    earning assets     92,598     1,844  8.0%     75,522    1,603   8.5%
Cash and due from
  banks                 4,257                      3,328
Other assets (3)        3,977                      5,366
                     $100,832                    $84,216
                      =======                    =======
Liabilities and
  Shareholders'
  Equity:
Interest-bearing
  liabilities:
  Demand deposits     $30,197       265  3.5%    $27,364       202  3.0%
  Time deposits        28,281       385  5.4%     27,240       406  6.0%
  Other borrowings     11,537       189  6.6%      4,463        79  7.1%
  Total interest-
    bearing
    liabilities        70,015       839  4.7%     59,067       687  4.7%
Demand deposits        18,768                     14,184
Other liabilities         777                        946
Total liabilities      89,560                     74,197
Shareholders' equity   11,272                     10,019
                     $100,832                    $84,216
                      =======                    =======

Net interest income and margin   $1,005  4.3%                 $916  4.9%
                                 ======                     ======

(1)  Annualized.
(2) Loan interest income included loan fee income of $78,000 for each of the quarters ended June 30, 1996 and 1995, respectively.
(3) Net of the average allowance for loan losses of $714,000 and $773,000 and deferred loan fees of $289,000 and $233,000 for the quarters ended June 30, 1996 and 1995, respectively.

Provision for credit losses

The Bank maintains an allowance for possible credit losses which is based, in part, on the Bank's historical loss experience, the impact of forecasted economic conditions within the Bank's market area, and, as applicable, the State of California, the value of the underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. During the second quarter of 1996 and 1995 the Bank did not record a provision for credit losses. There were $9,000 in loans charged-off and $12,000 in recoveries in the second quarter of 1996, as compared to $31,000 in loans charged-off and $8,000 in recoveries in the second quarter of 1995.

At June 30, 1996, the allowance for credit losses was $711,000 or 1.8% of total loans, compared to $776,000 or 2.1% at December 31, 1995. There were no nonaccrual loans at June 30, 1996 or December 31, 1995.

At June 30, 1996 there was one loan in the amount of $80,000 past due 90 days or more as to principal or interest and still accruing interest (none at December 31, 1995). The loan was paid off on July 10, 1996. There was one loan at June 30, 1996 in the amount of $195,000 which was a troubled debt restructuring as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." At June 30, 1996, there were seven potential problem loans having a combined principal balance of $1,284,000 ($1,161,000 at December 31, 1995). Potential problem loans are loans which are generally current as to principal and interest but have been identified by the Company as potential problem loans due either to a decrease in the underlying value of the property securing the credit or some other deterioration in the creditworthiness of the borrower. All of the seven loans identified as potential problem loans are secured by real estate and personal property.

Other Real Estate Owned totalled $1,127,000 at June 30, 1996 ($1,745,000 at December 31, 1995). Other Real Estate Owned consisted of a 12 lot subdivision with an appraised value in excess of the Bank's carrying value. The Company is actively marketing the property.

Nonperforming loans and other real estate owned are summarized below:
                               June 30, 1996   December 31, 1995
Nonperforming loans:
  Past due 90 days or more      $   80,000       $     -
  Nonaccrual                          -                -

    Total                           80,000             -

Other real estate owned          1,127,000        1,745,000

Total nonperforming loans and
  other real estate owned       $1,207,000       $1,745,000
                                ==========       ==========

Management is of the opinion that the allowance for credit losses is maintained at an adequate level for known and currently anticipated future risks inherent in the loan portfolio.
However, the Bank's loan portfolio, which includes approximately $24,000,000 in real estate loans representing approximately 62% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Bank's market area continue to weaken. The effect of such events could result in an increase in the level of nonperforming loans and OREO and the level of the allowance for loan losses which could adversely affect the Company's and the Bank's future growth and profitability.

NONINTEREST INCOME

Other income consists of service charges on deposit accounts, income from assets acquired for lease and fees for other miscellaneous services. Total other income decreased from $222,000 in the second quarter of 1995 to $81,000 in the second quarter of 1996. This decrease is primarily attributable to a gain on sale of securities of $32,000 which was realized in the second quarter of 1995 and a decrease in rental income on OREO property of $90,000.

NONINTEREST EXPENSE

Other expenses decreased from $803,000 in the second quarter of 1995 to $727,000 in the second quarter of 1996. The decrease is primarily attributable to a reduction in provision for OREO losses of $35,000 and a decrease in depreciation expense on assets acquired for lease. As a percentage of average earning assets, other expenses for the second quarter, on an annualized basis, decreased from 4.3% in 1995 to 3.1% in 1996.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

An analysis of the results of operations of the Company for the six month period ended June 30, 1996 compared to the comparable period in 1995 is as follows:

NET INTEREST INCOME

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:

                                 Six months ended June 30,

                               1996                        1995
                      Average           Average  Average           Average
                      Balance  Interest Yield(1) Balance  Interest Yield(1)
                                (In thousands, except percentages)
                                            (Unaudited)
Earning assets:
  Loans (2)           $37,599    $1,972 10.5%    $33,205    $1,851 11.1%
  Investment
    securities         41,365     1,327  6.4%     38,604     1,242  6.4%
  Federal funds sold   11,016       286  5.2%      2,830        81  5.7%
  Total interest
    earning assets     89,980     3,585  8.0%     74,639     3,174  8.5%
Cash and due from
  banks                 4,097                      3,655
Other assets (3)        4,107                      5,346
                      $98,184                    $83,640
                      =======                    =======
Liabilities and
  Shareholders'
  Equity:
Interest-bearing
  liabilities:
  Demand deposits     $29,072       467  3.2%    $28,469       426  3.0%
  Time deposits        27,789       801  5.8%     26,338       756  5.7%
  Other borrowings     11,816       385  6.5%      3,418       134  7.8%
  Total interest-
    bearing
    liabilities        68,677     1,653  4.8%     58,225     1,316  4.5%
Demand deposits        17,529                     14,630
Other liabilities         827                        852
Total liabilities      87,033                     73,707
Shareholders' equity   11,151                      9,933
                      $98,184                    $83,640
                      =======                    =======

Net interest income and margin   $1,932  4.3%               $1,858  5.0%
                                 ======                     ======

(1)  Annualized.
(2) Loan interest income included loan fee income of $146,000 and $160,000 for the six months ended June 30, 1996 and 1995, respectively.
(3) Net of the average allowance for loan losses of $738,000 and $768,000, and deferred loan fees of $292,000 and $227,000 for the six months ended June 30, 1996 and 1995, respectively.

PROVISION FOR CREDIT LOSSES

During the first six months of 1996 and 1995, the Bank did not provide any additional funds to the provision for credit losses. During the first six months of 1996, the Bank reversed $50,000 from the allowance for credit losses. There were $38,000 in loans charged off and $23,000 in recoveries for the six months ending June 30, 1996, compared to $36,000 charged off and $63,000 in recoveries for the first six months of 1995.

NONINTEREST INCOME

Other income consists of service charges on deposit accounts, income on assets acquired for lease and fees for other miscellaneous services. Total other income decreased from $323,000 in 1995 to $151,000 in 1996. The decrease is primarily attributable to a gain on sale of securities of $32,000 which was realized in 1995, a decrease in rental income on OREO property of $90,000 and a decrease in rental income on assets acquired for lease of $53,000.

NONINTEREST EXPENSE

Other expenses have decreased from $1,523,000 in 1995 to $1,449,000 in 1996 due primarily to a reduction in provision for OREO losses of $35,000 and a decrease in depreciation expense on
assets acquired for lease.   As a percentage of average earning
assets, other expenses, on an annualized basis, decreased from 4.1% in 1995 to 3.2% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Bank manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. At June 30, 1996 liquid assets as a percentage of deposits were 42% (48% at December 31, 1995). In addition to cash and due from banks, liquid assets include short-term time deposits with other banks, Federal funds sold and investment securities available for sale. The Bank has $8.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.

Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the positions taken with respect to liquidity and interest rate sensitivity continue to be appropriate. The Bank also utilizes a monthly "Gap" report which identifies rate sensitivity over the short- and long-term.


The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Company's earning assets and interest-bearing liabilities at June 30, 1996, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

Based on the contractual terms of its assets and liabilities, the Bank is currently liability sensitive in terms of its short-term exposure to interest rates. In other words, the Bank's liabilities reprice faster than its assets in the short-term.

DISTRIBUTION OF REPRICING OPPORTUNITIES
At June 30, 1996
(Dollars in thousands)

                       After Three  After Six   After One
               Within  Months But   Months But  Year But    After
               Three   Within Six   Within One    Within    Five
               Months    Months        Year     Five Years  Years      Total

Federal funds
 sold         $15,500       -           -            -          -    $15,500
Interest
 bearing
 deposits
 in other
 banks                  $   200                                          200
Municipal
 securities       165       -       $   230      $ 2,381    $   772    3,548
U.S. Treasury
 and agency
 securities     3,909     1,988         590       10,152     20,074   36,713
FRB stock         -         -           -            -        2,428    2,428
Loans          20,255     3,636       2,773        5,531      7,502   39,697

Total earning
 assets       $39,829   $ 5,824     $ 3,593      $18,064    $30,776   98,086

Interest
 bearing
 demand
 accounts     $26,620       -           -           -           -     26,620
Savings
 accounts       3,364       -           -           -           -      3,364
Time
 certificates
 of deposit
 of $100,000
 or more        4,564   $ 1,141     $ 2,578     $ 2,575         -     10,858
Other time
 deposits       3,505     3,929       6,119       4,638         -     18,191
Other
 borrowings      -         -            -         4,231      $9,218   13,449

Total
 interest-
 bearing
 liabilities  $38,053   $ 5,070     $ 8,697     $11,444      $9,218   72,482

Interest
 rate
 sensitivity
 gap          $ 1,776   $   754     $(5,104)    $ 6,620     $21,558  $25,604
              =======   =======     =======     =======     =======  =======
Cumulative
 interest
 rate
 sensitivity
 gap          $ 1,776   $ 2,530     $(2,574)    $ 4,046     $25,604
              =======   =======     ========    =======     =======
Interest
 rate
 sensitivity
 gap ratio      1.05%     1.15%       0.41%       1.58%       N/A

Cumulative
 interest rate
 sensitivity
 gap ratio      1.05%     1.06%       0.95%       1.06%      1.35%

The Company and the Bank are subject to capital adequacy guidelines issued by the Board of Governors of the Federal Reserve System (the "BGFRS") and the Office of the Comptroller of the Currency ("OCC"). The Company and the Bank are required to maintain total capital equal to at least 8% of assets and commitments to extend credit, weighted by risk, of which at least 4% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of loan loss reserves. Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8% total ratio. For example, cash and government securities are assigned to a 0% risk-weighted category, most home mortgage loans are assigned to a 50% risk-weighted category requiring a 4% capital allocation and commercial loans are assigned to a 100% risk-weighted category requiring an 8% capital allocation. As of June 30, 1996, the Company's total risk-based capital ratio was approximately 21.7% (approximately 21.5% for the Bank) compared to approximately 22.0% (approximately 21.7% for the Bank) at December 31, 1995.

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

The following table reflects the Company's leverage, Tier 1 and total risk-based capital ratios for the quarter ended June 30, 1996 and the year ended December 31, 1995.

                                 June 30, 1996  December 31, 1995
Leverage ratio                        11.1%             11.7%
Tier 1 capital ratio                  20.1%             20.8%
Total risk-based capital ratio        21.7%             22.0%

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

         Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The shareholders of Saratoga Bancorp took the following action at the Annual Meeting of Shareholders held on May 23, 1996 at the Corporation's main office located at 12000 Saratoga-Sunnyvale Road, Saratoga, California:


     1.  Approved the election of management's slate of nominees for director, each of whom were incumbent directors, as
         follows:
                                            Votes
                                    For             Withheld

         Victor Aboukhater       658,038             12,343
         Neal A. Cabrinha        658,038             12,343
         Robert G. Egan          658,038             12,343
         William D. Kron         658,038             12,343
         John F. Lynch, III      658,038             12,343
         V. Ronald Mancuso       658,038             12,343
         Richard L. Mount        656,661             13,720

     2.  Ratified appointment of Deloitte & Touche LLP as
         independent auditors of the corporation for the fiscal
         year ending 1996.
                                    VOTES
         FOR                       665,393

         AGAINST                       660

         ABSTAIN                     4,328

    Item 5.  OTHER INFORMATION

           Not applicable

    Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  (3)  Exhibits

            (3.1) Articles of Incorporation, as amended,
                  are incorporated by reference herein to
                  Exhibit 3.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1988, as filed with the
                  Securities and Exchange Commission on
                  March 27, 1989.

            (3.2) By-laws, as amended, are incorporated by
                  reference herein to Exhibit 3.2 of
                  Registant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the Securities and Exchange Commission on March 29, 1994.

           (27.1) Financial Data Schedules

        (b)       Reports on Form 8-K

                   On May 29, 1996, Registrant filed a Current
                   Report on Form 8-K, dated May 28, 1996
                   reporting under Item 5(Other Events) actions taken at the Annual Meeting of Shareholders of Registrant held on May 23, 1996. See Item 4 herein for additional information.


                            SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                               SARATOGA BANCORP


                               RICHARD L. MOUNT
Date:  August 6, 1996          -------------------------
                               Richard L. Mount, President
                              (Principal Executive Officer)

                       INDEX TO EXHIBITS

                                             Sequentially
                                               Numbered
Number                   Exhibits                Page

 27.1          Financial Data Schedule             19