Form 10-Q
period 1996-09-30
SARATOGA BANCORP
filed 1996-11-12
CIK 702700

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996 or

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

                                 Yes  X     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       CLASS           SHARES OUTSTANDING AT OCTOBER 29, 1996
   Common Stock                     1,035,820

             The Index to Exhibits appears on Page 18

                       Page 1 of 19 pages

                  PART I - FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

                 SARATOGA BANCORP AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS

                                  September 30,    December 31,
                                      1996             1995*
                                   (Unaudited)
ASSETS
Cash and due from banks           $  3,077,000     $  5,239,000
Federal funds sold                  20,500,000       17,700,000

Total cash and equivalents          23,577,000       22,939,000

Interest-bearing deposits
 in other banks                        200,000          200,000
Investments available-for-sale      14,430,000       15,286,000
Investments held-to-maturity        22,664,000       20,348,000
Loans, net                          43,957,000       36,759,000
Other real estate owned              1,202,000        1,745,000
Premises and equipment               2,163,000        1,988,000
Other assets                         1,512,000        1,232,000

TOTAL ASSETS                      $109,705,000     $100,497,000
                                  ============     ============
LIABILITIES
Deposits:
  Non-interest bearing            $ 17,610,000     $ 20,410,000
  Interest bearing                  65,625,000       54,539,000
Total deposits                      83,235,000       74,949,000
Federal funds purchased                   -           1,500,000
Other borrowings                    14,062,000       12,087,000
Accrued expenses and
  other liabilities                    901,000          904,000

TOTAL LIABILITIES                   98,198,000       89,440,000

SHAREHOLDERS' EQUITY
Common stock, no par value;
 Authorized: 20,000,000 shares;
 Issued and outstanding:
 1,035,820 and 1,030,972 shares      4,458,000        4,427,000
Retained earnings                    7,342,000        6,797,000
Unrealized loss on investments
 available for sale                   (293,000)        (167,000)

TOTAL SHAREHOLDERS' EQUITY          11,507,000       11,057,000
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY            $109,705,000     $100,497,000
                                  ============     ============


*Derived from the December 31, 1995 audited balance sheet included in the Company's 1995 Annual Report on Form 10-K.

See notes to consolidated condensed financial statements.

                      SARATOGA BANCORP AND SUBSIDIARY
            CONSOLIDATED CONDENSED INCOME STATEMENTS (Unaudited)

                             Three Months Ended      Nine Months Ended
                                September 30,          September 30,
                              1996        1995        1996        1995
INTEREST INCOME:
  Loans                    $1,179,000  $  950,000  $3,151,000  $2,801,000
  Investment securities       655,000     572,000   1,982,000   1,814,000
  Federal funds sold          232,000     134,000     518,000     215,000
Total interest income       2,066,000   1,656,000   5,651,000   4,830,000

INTEREST EXPENSE:
  Deposits                    714,000     640,000   1,982,000   1,822,000
  Other                       218,000      94,000     603,000     228,000

Total interest expense        932,000     734,000   2,585,000   2,050,000

NET INTEREST INCOME BEFORE
  CREDIT FOR CREDIT LOSSES  1,134,000     922,000   3,066,000   2,780,000
Credit for credit losses         -           -        (50,000)       -

Net interest income after
  credit for credit losses  1,134,000     922,000   3,116,000   2,780,000
Other income                   88,000     182,000     239,000     505,000
Other expenses                735,000     793,000   2,184,000   2,316,000

INCOME BEFORE INCOME TAXES    487,000     311,000   1,171,000     969,000
Provision for income taxes    185,000     125,000     445,000     388,000

NET INCOME                   $302,000    $186,000    $726,000    $581,000
                           ==========  ==========  ==========  ==========

NET INCOME PER COMMON
  AND EQUIVALENT SHARE          $0.26       $0.17       $0.63       $0.54
                           ==========  ==========  ==========  ==========


See notes to consolidated condensed financial statements.

                       SARATOGA BANCORP AND SUBSIDIARY
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                    Nine Months Ended
                                                       September 30,
                                                   1996           1995
OPERATIONS:
 Net income                                    $   726,000   $   581,000

 Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Credit for credit losses                        (50,000)         -
   Depreciation and amortization                   125,000       204,000
   Provision for OREO losses                          -           35,000
   Other, net                                     (283,000)      693,000

Net cash provided by operating
   activities                                      518,000     1,513,000

INVESTING ACTIVITIES:
   Proceeds from sale of investments
    available-for-sale                           2,496,000     2,624,000
   Proceeds from maturities of investments
    available-for-sale                           6,558,000          -
  Proceeds from maturities of investments
    held-to-maturity                             3,411,000     4,537,000

   Purchase of securities available-for-sale    (9,913,000)   (2,639,000)
   Purchase of securities held-to-maturity      (4,136,000)         -
   Net increase in loans                        (7,228,000)   (1,788,000)
   Purchases of premises and equipment            (433,000)      (39,000)
   Sale of premises and equipment                  133,000          -
   Proceeds from sale of OREO                      652,000       735,000
   Increase in other assets                           -         (238,000)

Net cash (used in)provided by investing
   activities                                   (8,460,000)    3,192,000

FINANCING ACTIVITIES:
  Net increase(decrease) in deposits             8,286,000    (1,741,000)
  Payment of dividends                            (181,000)     (103,000)
  Increase in other borrowings                   1,975,000     5,586,000
  Decrease in federal funds purchased           (1,500,000)   (1,500,000)

Net cash provided by financing
   activities                                    8,580,000     2,242,000

NET INCREASE IN CASH AND EQUIVALENTS               638,000     6,947,000
Cash and equivalents at beginning of period     22,939,000    10,264,000

Cash and equivalents at end of period          $23,577,000   $17,211,000
                                               ===========   ===========

See notes to consolidated condensed financial statements.

                 SARATOGA BANCORP AND SUBSIDIARY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

           QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995

1. The unaudited consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the periods are not necessarily indicative of the results to be expected for the full fiscal year.

2. Per share amounts are calculated using the weighted average shares outstanding plus the dilutive effect of shares issuable under stock options. The number of shares used to compute income per share was 1,158,932 shares and 1,157,060 shares for the three and nine month periods ended September 30, 1996 (1,075,230 shares and 1,060,254 shares for the comparable periods in 1995).

3. For the nine months ended September 30, 1996 and 1995, cash paid for taxes was $636,000 and $75,000, respectively. For the nine months ended September 30, 1996 and 1995, cash paid for interest was $3,112,000 and $1,763,000, respectively.

4. The Company classifies debt and equity securities into one of three categories at acquisition: held-to-maturity, trading or available-for-sale. Investments in debt securities shall be classified as held-to-maturity and measured at amortized cost only if the Company has the positive intent and ability to hold such securities to maturity. All other investments in debt and equity securities that have readily determinable fair values shall be classified either as trading securities, which are bought and held principally for the purpose of selling them in the near term and are carried at market value with a corresponding recognition of unrealized holding gain or loss in results of operations, or as available-for-sale securities, which are all other securities and are carried at market value with a corresponding recognition of the unrealized holding gain or loss, net of income taxes, as a net amount in a separate component of shareholders' equity until realized.

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

                 SARATOGA BANCORP AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Summary of financial results

At September 30, 1996, total assets were $109,705,000, a 9.2% increase from $100,497,000 at December 31, 1995. Net loans increased $7,198,000 (19.6%) from $36,759,000 at December 31,
1995 to $43,957,000 at September 30, 1996. The increase was primarily in the longer term real estate loan portfolio. Total deposits increased $8,286,000 (11.1%) from $74,949,000 at
December 31, 1995 to $83,235,000 at September 30, 1996.

Net income for the third quarter of 1996 was $302,000 or $.26 per share compared to $186,000 ($.17 per share) for the comparable period in 1995. Net income for the first nine months of 1996 was $726,000 or $.63 per share compared to $581,000 or $.54 per share for the comparable period in 1995.

The increase in income resulted primarily from an increase in the volume of earning assets, offset in part by a decrease in the yield on earning assets and an increase in interest expense due to the increased volume of interest-bearing liabilities.



RESULTS OF OPERATIONS



THIRD QUARTER OF 1996 AND 1995


An analysis of the results of operations of the Company for the third quarter of 1996 compared to the third quarter of 1995 is presented below:

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:

                               Three months ended September 30,

                               1996                        1995
                      Average           Average  Average           Average
                      Balance  Interest Yield(1) Balance  Interest Yield(1)
                                (In thousands, except percentages)
Assets:
Earning assets:
  Loans (2)           $43,291    $1,179 10.9%    $34,371    $ 950  11.1%
  Investment
    securities         39,535       655  6.6%     35,882      572   6.4%
  Federal funds sold   17,636       232  5.3%      9,336      134   5.7%
  Total interest
    earning assets    100,462     2,066  8.2%     79,589    1,656   8.3%
Cash and due from
  banks                 4,088                      3,584
Other assets (3)        3,798                      5,232
                     $108,348                    $88,405
                      =======                    =======
Liabilities and
  Shareholders'
  Equity:
Interest-bearing
  liabilities:
  Demand deposits     $34,212       281  3.3%    $28,637       218  3.0%
  Time deposits        29,920       433  5.8%     27,675       422  6.1%
  Other borrowings     14,024       218  6.2%      5,088        94  7.4%
  Total interest-
    bearing
    liabilities        78,156       932  4.8%     61,400       734  4.8%
Demand deposits        18,042                     15,509
Other liabilities         896                      1,015
Total liabilities      97,094                     77,924
Shareholders' equity   11,254                     10,481
                     $108,348                    $88,405
                      =======                    =======

Net interest income and margin   $1,134  4.5%                 $922  4.6%
                                 ======                     ======

(1)  Annualized.
(2) Loan interest income includes loan fee income of $122,000 and $86,000 for the quarters ended September 30, 1996 and 1995, respectively.
(3) Includes the average allowance for credit losses of $716,000 and $768,000 and deferred loan fees of $344,000 and $242,000 for the quarters ended September 30, 1996 and 1995, respectively.

PROVISION FOR CREDIT LOSSES

The Bank maintains an allowance for possible credit losses which is based, in part, on the Bank's historical loss experience, the impact of forecasted economic conditions within the Bank's market area, and, as applicable, the State of California, the value of the underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. During the third quarter of 1996 and 1995 the Bank did not record a provision for credit losses. There were no loans charged-off and $9,000 in recoveries in the third quarter of 1996, as compared to $9,000 in loans charged-off and $13,000 in recoveries in the third quarter of 1995.

At September 30, 1996, the allowance for credit losses was $720,000 or 1.6% of total loans, compared to $776,000 or 2.1% at December 31, 1995. There were no nonaccrual loans at September
30, 1996 or December 31, 1995.

At September 30, 1996 and December 31, 1995, there were no loans past due 90 days or more as to principal or interest and still accruing interest. There was one loan at September 30, 1996 in the amount of $192,000 which was a troubled debt restructuring as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." At September 30, 1996, there were four potential problem loans having a combined principal balance of $1,022,000 ($1,161,000 at December 31, 1995). Potential problem loans are loans which are generally current as to principal and interest but have been identified by the Company as potential problem loans due either to a decrease in the underlying value of the property securing the credit or some other deterioration in the creditworthiness of the borrower. All of the four loans identified as potential problem loans are secured by real estate and personal property. At September 30, 1996, there were no loan concentrations other than Real Estate loans which represents approximately 64% of the portfolio.

OREO totalled $1,202,000 at September 30, 1996 ($1,745,000 at
December 31, 1995). OREO at September 30, 1996 consisted of a 12 lot subdivision with an appraised value in excess of the Bank's carrying value. The Company is actively marketing the property.

Nonperforming loans and other real estate owned are summarized below:

                           September 30, 1996   December 31, 1995
Nonperforming loans:
  Past due 90 days or more      $     -          $     -
  Nonaccrual                          -                -

    Total                             -                -

Other real estate owned          1,202,000        1,745,000

Total nonperforming loans and
  other real estate owned       $1,202,000       $1,745,000
                                ==========       ==========

Management is of the opinion that the allowance for credit losses is maintained at an adequate level for known and currently anticipated future risks inherent in the loan portfolio.
However, the Bank's loan portfolio, which includes approximately $28,000,000 in real estate loans representing approximately 64% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Bank's market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and OREO and the level of the allowance for loan losses which could adversely affect the Company's and the Bank's future growth and profitability.

NONINTEREST INCOME

Other income consists of service charges on deposit accounts, income from assets acquired for lease and fees for other miscellaneous services. Total other income decreased from $182,000 in the third quarter of 1995 to $88,000 in the third quarter of 1996. This decrease is primarily attributable to a gain on sale of OREO of $55,000 realized in the third quarter of 1995 and a decrease in rental income on OREO property.

NONINTEREST EXPENSES

Other expenses decreased from $793,000 in the third quarter of 1995 to $735,000 in the third quarter of 1996. This decrease is primarily attributable to a decrease in legal expense and OREO expense. As a percentage of average earning assets, other expenses for the third quarter, on an annualized basis, decreased from 4.0% in 1995 to 2.9% in 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

An analysis of the results of operations of the Company for the nine month period ended September 30, 1996 compared to the comparable period in 1995 is as follows:

NET INTEREST INCOME

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:

                                Nine months ended September 30,

                               1996                        1995
                      Average           Average  Average           Average
                      Balance  Interest Yield(1) Balance  Interest Yield(1)
                                (In thousands, except percentages)
Assets:
Earning assets:
  Loans (2)           $39,495    $3,151 10.6%    $33,596    $2,801 11.1%
  Investment
    securities         40,751     1,982  6.5%     37,689     1,814  6.4%
  Federal funds sold   13,239       518  5.2%      5,022       215  5.7%
  Total interest
    earning assets     93,485     5,651  8.1%     76,307     4,830  8.4%
Cash and due from
  banks                 4,094                      3,631
Other assets (3)        4,007                      5,315
                     $101,586                    $85,253
                      =======                    =======
Liabilities and
  Shareholders'
  Equity:
Interest-bearing
  liabilities:
  Demand deposits    $ 30,756       748  3.2%    $28,534       644  3.0%
  Time deposits        28,505     1,234  5.8%     26,789     1,178  5.9%
  Other borrowings     12,557       603  6.4%      3,981       228  7.6%
  Total interest-
    bearing
    liabilities        71,818     2,585  4.8%     59,304     2,050  4.6%
Demand deposits        17,678                     14,930
Other liabilities         852                        906
Total liabilities      90,348                     75,140
Shareholders' equity   11,238                     10,113
                     $101,586                    $85,253
                     ========                    =======

Net interest income and margin   $3,066  4.4%               $2,780  4.9%
                                 ======                     ======

(1)  Annualized.
(2) Loan interest income included loan fee income of $268,000 and $245,000 for the nine months ended September 30, 1996 and 1995, respectively.
(3) Includes the average allowance for loan losses of $730,000 and $768,000, and deferred loan fees of $309,000 and $232,000 for the nine months ended September 30, 1996 and 1995, respectively.

PROVISION FOR CREDIT LOSSES

During the first nine months of 1996, the Bank reversed $50,000 from the allowance for credit losses. During the first nine months of 1995, the Bank did not record a provision for credit losses. There were $38,000 in loans charged off and $32,000 in recoveries for the nine months ending September 30, 1996, compared to $45,000 charged off and $73,000 in recoveries for the first nine months of 1995.

NONINTEREST INCOME

Other income consists of service charges on deposit accounts, income on assets acquired for lease and fees for other miscellaneous services. Total other income decreased from $505,000 in the first nine months of 1995 to $239,000 in the first nine months of 1996. The decrease is primarily attributable to a gain on sale of securities of $42,000 and a gain on sale of OREO of $55,000 realized during 1995 and a decrease in rental income on OREO property of $78,000.

NONINTEREST EXPENSES

Other expenses decreased from $2,316,000 in the first nine months of 1995 to $2,184,000 in the first nine months of 1996. The decrease is primarily attributable to a decrease in OREO expense, legal expense and FDIC insurance expense. As a percentage of average earning assets, other expenses, on an annualized basis, decreased from 4.0% in 1995 to 3.1% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Bank manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. At September 30, 1996 liquid assets as a percentage of deposits were 37% (48% at December 31, 1995). In addition to cash and due from banks, liquid assets include short-term time deposits with other banks, Federal funds sold and investment securities available for sale. The Bank has $10.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.

Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the positions taken with respect to liquidity and interest rate sensitivity continue to be appropriate. The Bank also utilizes a monthly "Gap" report which identifies rate sensitivity over the short- and long-term.

The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Company's earning assets and interest-bearing liabilities at September 30, 1996, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

Based on the contractual terms of its assets and liabilities, the Bank is currently liability sensitive in terms of its short-term exposure to interest rates. In other words, the Bank's liabilities reprice faster than its assets in the short-term.

DISTRIBUTION OF REPRICING OPPORTUNITIES
At September 30, 1996
(Dollars in thousands)

                         After Three  After Six   After One
                Within   Months But   Months But  Year But    After
                Three    Within Six   Within One    Within    Five
                Months     Months        Year     Five Years  Years      Total

Federal funds
  sold          $20,500   $   -       $   -        $   -      $   -    $20,500
Interest
  bearing
  deposits in
  other banks       200       -           -            -          -        200
Municipal
  securities        -         -           230        2,616        536    3,382
U.S. Treasury
  and agency
  securities      2,912       -           591        9,733     17,788   31,024
FRB stock           -         -           -            -        2,688    2,688
Loans            24,100     2,893       1,783        6,142     10,115   45,033


Total earning
  assets        $47,712   $ 2,893     $ 2,604      $18,491    $31,127 $102,827


Interest
  bearing demand
  deposits      $32,017   $   -       $   -        $  -       $   -    $32,017
Savings
  accounts        4,426       -           -           -           -      4,426
Time
  certificates
  of deposit
  of $100,000
  or more         4,970     1,701       3,127        2,737        -     12,535
Other time
  deposits        4,630     3,233       4,605        4,178        -     16,646
Other
  borrowings        -         -           -          4,872      9,190   14,062

Total interest-
  bearing
  liabilities   $46,043    $4,934     $ 7,732      $11,787     $9,190  $79,686


Interest rate
  sensitivity
  gap           $ 1,669   $(2,041)    $(5,128)     $ 6,704    $21,937  $23,141
                =======   =======     =======      =======    =======  =======

Cumulative
  interest rate
  sensitivity
  gap           $ 1,669   $  (372)    $(5,500)    $ 1,204     $23,141
                =======   =======     =======     =======     =======
Interest rate
  sensitivity
  gap ratio       1.04%     0.59%       0.34%       1.57%       N/A

Cumulative
  interest rate
  sensitivity
  gap ratio       1.04%     0.99%       0.91%       1.02%      1.29%

The Company and the Bank are subject to capital adequacy guidelines issued by the Board of Governors of the Federal Reserve System (the "BGFRS") and the Office of the Comptroller of the Currency ("OCC"). The Company and the Bank are required to maintain total capital equal to at least 8% of assets and commitments to extend credit, weighted by risk, of which at least 4% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of loan loss reserves. Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8% total ratio. For example, cash and government securities are assigned to a 0% risk-weighted category, most home mortgage loans are assigned to a 50% risk-weighted category requiring a 4% capital allocation and commercial loans are assigned to a 100% risk-weighted category requiring an 8% capital allocation. As of September 30, 1996, the Company's total risk-based capital ratio was approximately 20.1% (approximately 19.3% for the Bank) compared to approximately 22.0% (approximately 21.7% for the Bank) at December 31, 1995.

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

The following table reflects the Company's leverage, Tier 1 and total risk-based capital ratios for the quarter ended September
30, 1996 and the year ended December 31, 1995.

                            September 30, 1996  December 31, 1995
Leverage ratio                        10.5%             11.7%
Tier 1 capital ratio                  18.9%             20.8%
Total risk-based capital ratio        20.1%             22.0%

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

OTHER MATTERS

From time to time, the Company's Board of Directors reviews and consults with advisors, including investment banking, accounting and legal advisors, regarding banking industry trends and developments, as well as internal and external opportunities to maximize shareholder value. Such reviews and consultations include evaluating and comparing internal results of operations projections and external opportunities for mergers, acquisitions, reorganizations, or other transactions with third parties which may be in the interests of the Company's shareholders. The Company's Board of Directors considers such periodic review and consultation to be important as part of their analysis of the Company's value and prospects in the changing banking environment and in view of the current consolidation activity within the banking industry.

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

           (27.1) Financial Data Schedule

                           SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                               SARATOGA BANCORP


                               MARY PAGE ROURKE
Date: November 8, 1996       -------------------------
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