Form 10-K
period 1996-12-31
SARATOGA BANCORP
filed 1997-03-26
CIK 702700

                      FORM 10-K
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
     (Mark One)

      X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996 or

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

       Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of the voting stock held by non-affiliates of Saratoga Bancorp on March 1, 1997 was $12,769,635

       As of March 1, 1997, Saratoga Bancorp had 1,036,392 shares of common stock outstanding.


              DOCUMENTS INCORPORATED BY REFERENCE

       The Company's Proxy Statement is incorporated herein by reference in Part III, Items 10 through 13.

              The Index to Exhibits appears on page 64


                         Page 1 of 66  pages

                             PART 1
  Item 1. Business

  General

     Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in Item 7 - "Managements Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1)competitive pressures in the banking industry; (2)changes in interest rate environment; (3)general economic conditions, nationally, regionally and in operating market areas; (4)changes in the regulatory environment;
  (5)changes in business conditions and inflation; and (6)changes in securities markets. Therefore, the information set forth herein should be carefully considered when evaluating the business prospects of the Company and the Bank.

     Saratoga Bancorp (the "Company") is a registered bank hold-ing company whose principal asset (and only subsidiary) is the common stock of Saratoga National Bank (the "Bank"). The Company itself does not engage in any business activities other than the ownership of the Bank and investment of its available
  funds.   As used herein, the term "Saratoga Bancorp" or the
  "Company" includes the subsidiary of the Company unless the context requires otherwise. The Company was incorporated in California on December 8, 1981. The Bank commenced operations on November 8, 1982. The Bank provides a variety of banking services to businesses, governmental units and individuals. The Bank conducts a commercial and retail banking business, which includes accepting demand, savings and time deposits and making commercial, real estate and consumer loans. It also offers installment note collections, issues cashier's checks, sells traveler's checks and provides other customary banking services. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the legal limits thereupon. The Bank does not offer trust services nor international banking services and does not plan to do so in the near future. At December 31, 1996, the Company had total assets of approximately $122 million and total deposits of approximately $89 million.
  At December 31, 1996, the Company and the Bank had 29 full-time equivalent employees.

     Most of the Bank's deposits are obtained from the Bank's primary service area. A material portion of the Bank's deposits has not been obtained from a single person or group of related persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank, nor is a material portion of the Bank's loans concentrated within a single industry or group of related industries, although real estate construction loans represent approximately 17% of total loans. Furthermore, the extent to which the business of the Bank is seasonal is insignificant. The importance of, and risks attendant to, foreign sources and application of the Bank's funds is negligible.

     For additional information concerning the Company and the Bank, see Selected Financial Data in Item 6 at page 19.

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

     The federal banking agencies during 1996 issued a joint agency policy statement regarding the management of interest-rate risk exposure (interest rate risk is the risk that changes in market interest rates might adversely affect a bank's financial condition) with the goal of ensuring that institutions with high levels of interest-rate risk have sufficient capital to cover their exposures. This policy statement reflected the agencies' decision at that time not to promulgate a standardized measure and explicit capital charge for interest rate risk, in the expectation that industry techniques for measurement of such risk will evolve.

     However, the Federal Financial Institution Examination Counsel ("FFIEC") on December 13, 1996, approved an updated Uniform Financial Institutions Rating System ("UFIRS"). In addition to the five components traditionally included in the so-called "CAMEL" rating system which has been used by bank examiners for a number of years to classify and evaluate the soundness of financial institutions (including capital adequacy, asset quality, management, earnings and liquidity), UFIRS includes for all bank regulatory examinations conducted on or after January 1, 1997, a new rating for a sixth category identified as sensitivity to market risk. Ratings in this category are intended to reflect the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices may adversely affect an institution's earnings and capital. The rating system henceforth will be identified as the "CAMELS" system.

     At December 31, 1996, the Bank and the Company are in compliance with the risk-based capital and leverage ratios described above. See Item 7 below for a listing of the Company's risk-based capital ratios at December 31, 1996 and 1995.

     During 1996, the Company's primary source of income was dividends from the Bank. The Bank's ability to make such payments is subject to restrictions established by federal banking law, and subject to approval by the OCC. Such approval is required if the total of all dividends declared by the Bank's Board of Directors in any calendar year will exceed the Bank's net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or to a fund for the retirement of preferred stock. The

  OCC generally prohibits national banks from, among other matters, adding the allowance for loan and lease losses to undivided profits then on hand when calculating the amount of dividends which may be paid. Additionally, while the Board of Governors has no general restriction with respect to the payment of cash dividends by an adequately capitalized bank to its parent holding company, the Board of Governors, OCC and/or the FDIC, might, under certain circumstances, place restrictions on the ability of a particular bank to pay dividends based upon peer group averages and the performance and maturity of the particular bank, or object to management fees on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arms length transaction. The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the Bank would be included in one of the "undercapitalized" categories for capital adequacy purposes pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. See the discussion of dividends in
  Item 5 below for additional information regarding dividends. Under the formulas discussed in Item 5, at December 31, 1996, approximately $2,356,000 of the Bank's net profits were available for distribution as dividends without the necessity of any prior governmental approvals. These net profits constitute part of the capital of the Bank and sound banking practices require the maintenance of adequate levels of capital.



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

     Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services which the Bank is not authorized or prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide such services for its customers. For borrowers requiring loans in excess of the Bank's legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limits.
  As of December 31, 1996, the Bank's legal lending limits to a single borrower and such borrower's related parties were $1,887,000 based on regulatory capital of $12,580,000.

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

     On December 19, 1991, President Bush signed the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The FDICIA substantially revised banking regulations, certain aspects of the Federal Deposit Insurance Act and established a framework for determination of capital adequacy of financial institutions, among other matters. Under the FDICIA, financial institutions are placed into five capital adequacy categories as follows: (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. The FDICIA authorized the Board of Governors, the OCC and FDIC to establish limits below which financial institutions will be deemed critically undercapitalized, provided that such limits can not be less than two percent (2%) of the ratio of tangible equity to total assets or sixty-five percent (65%) of the minimum leverage ratio established by regulation. Financial institutions classified as undercapitalized or below are subject to limitations including restrictions related to (i) growth of assets, (ii) payment of interest on subordinated indebtedness,
  (iii) capital distributions, and (iv) payment of management fees to a parent holding company.

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

       In 1995 the FDIC, pursuant to Congressional mandate, reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. The FDIC has continued these reduced assessment rates through the first semiannual assessment period of 1997. Based upon the above risk-based assessment rate schedule, the Bank's current capital ratios, the Bank's current level of deposits, and assuming no further change in the assessment rate applicable to the Bank during 1997, the Bank estimates that its annual noninterest expense attributed to assessments will increase during 1997 by approximately $9,000.

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

     The federal financial institution agencies have established safety and soundness standards for insured financial institutions covering (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; (7) excessive compensation for executive officers, directors or principal shareholders which
  could lead to material financial loss.   If an agency determines
  that an institution fails to meet any standard the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency. Under the final rule, an institution must file a compliance plan within 30 days of a request to do so from the institution's primary federal regulatory agency. The agencies may elect to initiate enforcement action in certain cases rather than rely on an existing plan particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

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

     Since 1986, California has permitted California banks and bank holding companies to be acquired by banking organizations based in other states on a "reciprocal" basis (i.e., provided the other state's laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to local banking organizations). Since October 2, 1995, California law implementing certain provisions of prior federal law has
  (1) permitted interstate merger transactions; (2) prohibited interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole business unit of the California bank; and (3) prohibited interstate branching through de novo establishment of California branch offices. Initial entry into California by an out-of-state institution must be accomplished by acquisition of or merger with an existing whole bank which has been in existence for at least five years.

       Community Reinvestment Act ("CRA") regulations effective as of July 1, 1995 evaluate banks' lending to low and moderate income individuals and businesses across a four-point scale from "outstanding" to "substantial noncompliance," and are a factor in regulatory review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in "substantial noncompliance" with the CRA regulations may be subject to enforcement proceedings.

     The Bank has a current rating of "satisfactory" CRA compliance, and is scheduled for further examination for CRA compliance during 1997.

     The Bank has a current rating of "satisfactory" CRA compliance, and believes that it would not have received any lower rating if the regulations had been in effect when the Bank was last examined for CRA compliance on December 31, 1995.

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

  ACCOUNTING PRONOUNCEMENTS

     In October, 1995, the Financial Accounting Standards Board ("FASB")issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes accounting and disclosure requirements using a fair value method of accounting for stock based employee compensation plans. Under SFAS No. 123, the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method and provide proforma disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The provisions of

  SFAS No. 123 became effective January 1, 1996. The Company adopted only the disclosure requirements of SFAS No. 123 and such adoption had no effect on the Company's consolidated net earnings or cash flows.

     In June, 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a financial-component approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The Company believes that the effect of the adoption of SFAS No. 125 will not be material.

  Item 2.  Properties

     As of December 31, 1996, the Bank had three banking offices located in Santa Clara County. The first banking office, which is owned by the Bank, is also the principal executive office of the Company, and is located at 12000 Saratoga-Sunnyvale Road, Saratoga, California, comprising approximately 5,500 square feet. The office was purchased by the Company in 1988 for $1,800,000. The foregoing description of the office and purchase of the office is qualified by reference to the Agreement of Purchase and Sale dated July 27, 1988 attached as
  Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, filed with the Securities and Exchange Commission on March 27, 1989.

  The second banking facility, which is located at 15405 Los Gatos Blvd., Suite 103, Los Gatos, California, was opened March 9, 1988. The 3,082 square foot facility is leased under a noncancellable operating lease which expires in 1998. Current lease payments are $6,168 per month for the building and ground lease. Effective January, 1993, the lease was tied to the Consumer Price Index with increases to range between 4 and 8 percent per year. The foregoing description of the lease is qualified by reference to the lease agreement dated October 19, 1987 attached as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, filed with the Securities and Exchange Commission on March 31, 1988.

  On October 3, 1989, the Company opened a third banking facility located at 160 West Santa Clara Street, in San Jose, California. The lease agreement for the 7,250 square foot location in the downtown area of San Jose is under a noncancellable operating lease which expires in 1999. Current lease payments are $10,989 per month for the ground floor and $4,018 for the second floor. The lease payments for the ground floor will increase over the lease term to $10,989 per month in 1999. The lease payments for the second floor are tied to the Consumer Price Index with the increase not to exceed 4% per year. The foregoing description of the lease is qualified by reference to the lease agreement dated January 17, 1989 attached as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, filed with the Securities and Exchange Commission on March 27, 1990.

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

                                       Bid Price of
                                       Common Stock  (1)
  Quarter ended                        Low       High
  March 31, 1995................    $6.00       $7.00
  June 30, 1995.................     6.125       6.50
  September 30, 1995............     6.75        7.50
  December 31, 1995.............     7.125       7.375
  March 31, 1996................     7.25        8.50
  June 30, 1996.................     8.25        9.75
  September 30, 1996............     9.06       13.50
  December 31, 1996.............    12.00       12.88

  (1) As estimated by the Company based upon trades of which it was aware, and not including purchases of stock pursuant to the exercise of employee stock options.

  The Company had 322 shareholders of record as of March 1, 1997.
  The Company's shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation's assets equal at least 1-1/4 times its liabilities; and (ii) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation's interest expenses for such fiscal years, then the corporation's current assets must equal at least 1-1/4 times its current liabilities. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from the Bank. The payment of cash dividends by the Bank may be subject to the approval of the OCC, as well as restrictions established by federal banking law, the Board of Governors and the FDIC.

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

  Operations                      Year ended December 31,
                            (in thousands, except per share data)
                        1996     1995      1994      1993      1992
Interest income        $7,585  $6,572    $5,446    $4,949    $6,236
 Interest expense      (3,558) (2,861)   (1,929)   (1,685)   (2,055)

Net interest income     4,027   3,711     3,517     3,264     4,181
Provision(credit) for
 credit losses           (150)     -       (636)      560       731

Net interest income
  after provision(credit)
  for credit losses     4,177    3,711     4,153     2,704     3,450
Other income              353      577       405       581       644
Other expenses         (2,870)  (2,868)   (3,523)   (2,912)   (3,234)
Income before income
  taxes                 1,660    1,420     1,035       373       860

Provision for income
  taxes                  (559)    (539)     (377)     (128)     (326)

Net income             $1,101   $  881    $  658    $  245    $  534
                       ======   ======    ======    ======    ======
Net income per
  common and
  equivalent share     $  .96   $  .82    $  .59    $  .21    $  .46
                       ======   ======    ======    ======    ======
Cash dividends declared
  per common share     $ .175   $  .10    $  -      $  -      $  -
                       ======   ======    ======    ======    ======

Balances at year end                        December 31,
                                (in thousands,except per share data)
                        1996     1995     1994     1993     1992
Total assets         $121,784 $100,497  $87,536 $79,209  $70,097
Net loans              52,033   36,759   32,803  33,685   38,888
Total deposits         89,444   74,949   73,872  65,714   59,085
Shareholders' equity   11,952   11,057    9,627  10,721   10,472
Book value per share    11.53    10.72     9.34    9.17     8.99

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS'
EQUITY, INTEREST RATES, AND INTEREST DIFFERENTIAL. The following are the Company's daily average balance sheets for 1996 and 1995.

                                                 1996
                                         (dollars in thousands)
                                               YIELDS    INTEREST
                                       AVERAGE    OR      INCOME/
                                       BALANCE   RATES    EXPENSE
ASSETS
Interest earning assets:
 Federal funds sold                   $ 14,555    5.2%   $  761
 Investment securities (1)              40,422    6.0     2,419
 Loans (2)                              41,313   10.6     4,395
  Other                                    193    5.2        10
Total interest earning assets           96,483    7.9     7,585

Noninterest-earning assets:
  Cash and due from banks                4,190
  Premises and equipment                 2,186
  Other assets (3)                       1,802
      TOTAL                           $104,661
                                      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Deposits:
   Demand                             $ 17,984    3.6        644
   Savings                              14,238    2.8        403
   Time                                 28,773    5.8      1,665
     Total                              60,995    4.4      2,712

Federal home loan bank borrowings       13,253    6.3        841
Other interest bearing liabilities          82    6.1          5

Total interest bearing liabilities      74,330    4.8      3,558

Noninterest-bearing liabilities:
   Demand deposits                      18,123
   Accrued expenses and other
     liabilities                           877

Shareholders' equity                    11,331
    TOTAL                             $104,661
                                      ========
Net interest income                                       $4,027
                   ======
Net yield on interest earning assets              4.2%
                                                 =====

(1) Interest income is reflected on an actual basis, not a fully taxable equivalent basis.
(2) Includes no average non-accrual loans for 1996.
(3) Net of average deferred loan fees of $318,000 and average allowance for credit losses of $729,000.

                                                 1995
                                        (dollars in thousands)
                                               YIELDS    INTEREST
                                       AVERAGE   OR       INCOME/
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

INTEREST DIFFERENTIAL - RATE/VOLUME CHANGES

Interest differential is affected by changes in volume, changes in rates and a combination of changes in volume and rates.
Volume changes are caused by changes in the levels of average earning assets and average interest bearing deposits and borrowings. Rate changes result from changes in yields earned on assets and rates paid on liabilities. Changes not solely attributable to volume or rates have been allocated to the rate component. The following table shows the effect on the interest differential of volume and rate changes for the years 1996 and 1995.



                          1996 over 1995             1995 over 1994
                       Increase (Decrease) Due    Increase (Decrease) Due
                           to Changes in:             to Changes in:
                                        (in thousands)
                                      Net                               Net
                      Volume    Rate    Change     Volume     Rate     Change
Interest earning assets:
Federal funds sold    $ 409   $ (69)   $  340      $   63   $  123     $  186
Interest bearing
deposits in
other banks              10      -         10         (26)      -         (26)
Securities (1)          196    (140)       56         329      210        539
Loans                   798    (191)      607         153      274        427

Total                 1,413    (400)    1,013         519      607      1,126

Interest bearing
liabilities:
Demand deposits         110      33       143          36       70        106
Savings deposits          4      33        37         (40)     (15)       (55)
Time deposits            95     (33)       62         179      321        500
Borrowings              954    (490)      464         377       -         377
Other liabilities        (9)     -        ( 9)          4       -           4

Total                 1,154    (457)      697         556      376        932


Interest differential$  259  $   57   $   316     $   (37) $   231     $  194

(1)Interest income is reflected on an actual basis, not a fully taxable equivalent basis.

INVESTMENT PORTFOLIO

  The amortized cost and estimated market values of securities at December 31 are as follows:
                                               December 31,

                                         1996                  1995
                                                (in thousands)
SECURITIES AVAILABLE FOR SALE

                                              Estimated              Estimated
                                 Amortized      Market   Amortized    Market
                                   Cost         Value       Cost       Value
U.S. Treasury and agency securities  $11,704    $11,671    $10,290     $10,287
Governmental mutual fund               3,128      2,958      3,128       3,041
Federal Home Loan Bank stock           3,170      3,170      1,958       1,958
Bankers Bank stock                       150        150       -           -
Total                                $18,152    $17,949    $15,376     $15,286
                                     =======    =======    =======     =======

SECURITIES HELD TO MATURITY

                                                Estimated             Estimated
                                     Amortized   Market    Amortized    Market
                                       Cost      Value      Cost        Value
U.S. Treasury and agency securities  $ 5,489    $ 5,501    $ 5,564     $ 5,632
Mortgage-backed securities            13,204     13,070     11,145      11,152
Obligations of states and political
  subdivisions                         5,328      5,354      3,549       3,589
Federal Reserve Bank stock                90         90         90          90
                                     $24,111    $24,015    $20,348     $20,463
                                     =======    =======    =======     =======

As investment securities mature, to the extent that the proceeds are reinvested in investment securities, management expects that the categories of taxable investment securities purchased will be in approximately the same proportion as existed at December 31, 1996. The maturities and yields of the investment portfolio at December 31, 1996 are shown below.

MATURITY AND YIELDS OF INVESTMENT SECURITIES
At December 31, 1996
(Dollars in thousands)

SECURITIES AVAILABLE FOR SALE

             Total                 After 1 Year,   After 5 years
           Carrying Within 1 Year Within 5 Years Within 10 Years After 10 years
            Value  Amount Yield(1)Amount Yield(1)Amount Yield(1 )Amount Yield(1)
 Treasury
 and agency
 securities$ 6,069 $  589  7.48%  $1,980  6.16% $3,500    5.88%     -       -
Governmental
 mutual
 funds       2,958  2,958  5.88      -     -       -        -       -       -
Federal Home
 Loan Bank
 stock       3,170    -     -        -     -       -       -     $3,170  6.20%
Bankers Bank
 stock         150    -     -        -     -       -       -        150    -
           $12,347 $3,547  6.15%  $1,980  6.16% $3,500    5.88%  $3,320  6.20%
           ======= ======         ======        ======           ======
Mortgage-
 backed
 securities 5,602
Total     $17,949
          =======

SECURITIES HELD TO MATURITY

              Total                 After 1 Year,     After 5 Years
            Carrying Within 1 Year Within 5 Years Within 10 Years After 10 Years
             Amount Amount Yield(1)Amount Yield(1)Amount Yield(1)Amount Yield(1)
U.S. Treasury
  and agency
  securitie s $ 5,489   -    -    $ 1,996 4.55%  $ 3,493 4.50%      -      -

Obligations of
  states and
  political
  subdivisions  5,328  $635 3.80%   2,210 4.77     2,483 5.20%      -      -

Federal Reserve
 Bank stock        90                                               90   6.00%

Total         $10,907  $635 3.80%  $9,154 5.83%  $11,197 6.16%  $2,126   6.00%
             ======= ======        ======        =======        ======
Mortgage-
 backed
 securities   13,204
Total        $24,111
             =======

(1)  Yields are actual, not fully taxable equivalent.

Mortgage-backed securities generally have stated maturities of over 5 years but are subject to likely and substantial prepayments which effectively accelerate actual maturities.

LOAN PORTFOLIO

The composition of the loan portfolio at December 31, 1996 and 1995 is summarized in the following table.

                                      December 31,
                                   1996       1995
                                     (in thousands)
Real estate:
 Construction                     $ 9,249    $ 7,837
 Other                             21,473     17,507
Commercial                         18,242     11,585
Installment                         1,861         77
Lease financing                     2,160        837
                                  $52,985    $37,843
                                  =======    =======

At December 31, 1996, loans were due as follows:

                                                         Lease
                 R/E Const R/E Other   Com'l   Install Financing  Total
                    ====== ========= ========= ======= ========= =======
                                      (in thousands)
Due in one year
  or less           $9,249  $   292   $ 9,217  $  -        216   $18,974
Due after one year     -     21,181     9,025   1,861   $1,944    34,011

TOTAL               $9,249  $21,473   $18,242  $1,861   $2,160   $52,985
                    ======  =======   =======  ======   ======   =======

Of the loans due after one year, $20,364,000 have fixed rates and $13,647,000 have variable interest rates.

RISK ELEMENTS

     There were no nonaccrual loans at December 31, 1996 or 1995.

     At December 31, 1996 and 1995, there were no loans past due 90 days or more as to principal or interest and still accruing interest. There was one loan at December 31, 1996 in the amount of $187,000 which was a troubled debt restructuring as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring."

     There were five potential problem loans at December 31, 1996 having a combined principal balance of $1,140,000 ($1,161,000 at December 31, 1995). Potential problem loans are loans which are generally current as to principal and interest but have been identified by the Company as potential problem loans due either to a decrease in the underlying value of the property securing the credit or some other deterioration in the creditworthiness of the borrower. All of the five loans identified as potential problem loans are secured by real estate and personal property.

     The Company does not believe there to be any concentration of loans in excess of 10% of total loans which is not disclosed above which would cause them to be similarly impacted by economic or other conditions. See Management's Discussion and Analysis of Financial Condition and Results of Operations-Provision for
Credit Losses, regarding discussion of California economic conditions.

SUMMARY OF CREDIT EXPERIENCE

Analysis of the Allowance for Credit Losses

                               Year Ended December 31,
                                 1996           1995
Beginning balance            $776,000       $738,000
Reductions credited
  to operations              (150,000)          -
Write-offs - Commercial       (39,000)       (45,000)
Recoveries - Commercial        41,000         83,000

Ending balanc               $ 628,000     $  776,000
                             =========     ==========
Ratio of net recoveries
  during the period to average
  loans outstanding during the
  year.                         (.005)%         (.11)%
                                ======         ======

Ratio of allowance for credit
  losses to loans outstanding
  at end of year                 1.19%          2.05%
                                ======         ======

Allocation of the Allowance for Credit Losses
                 December 31, 1996        December 31, 1995
                           Percent                  Percent
                           of loans in              of loans in
                           each category            each category
                 Amount   to total loans  Amount   to total loans

Commercial      $331,000        34%       $228,000       31%
Real estate-
 construction     70,000        18         124,000       21
Real estate-
  other          215,000        41         424,000       46
Installment       12,000         3            -           -
Lease financing     -            4            -           2
                $628,000       100%       $776,000      100%
                ========       ====       ========      ====

DEPOSITS

The average balance sheets for 1996 and 1995 set forth the average amount and average interest rate paid for deposits.

At December 31, 1996, time deposits of $100,000 or more have a remaining maturity as follows:
                                      (in thousands)
3 months or less                          $ 5,585
Over 3 months to 6 months                   2,128
Over 6 months to 12 months                  2,622
Over 1 year to 5 years                      2,929
  TOTAL                                   $13,264
                                          =======

RETURN ON EQUITY AND ASSETS

    The following table sets forth certain ratios of profita-bility, liquidity and capital.

                                     1996   1995
Return on average assets             1.1%   1.0%
Return on average equity             9.7%   8.6%
Cash dividends declared per share
  to earnings per share             18.2%  12.2
Average equity to average assets    10.8%  11.7%

Item  7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

      Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, matters described in
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." Therefore, the information set forth therein should be carefully considered when evaluating the the business prospects of the Company and the Bank.

OVERVIEW

      Net income in 1996 was $1,101,000 ($.96 per share) compared to $881,000 ($.82 per share) in 1995 and $658,000 ($.59 per share)
in 1994. The increase in net income in 1996 resulted primarily from an increase in the volume of earning assets, offset, in part by a decrease in the yield on earning assets and an increase in interest expense due to the increased volume of interest-bearing liabilities. The increase in net income in 1995 resulted primarily from an increase in the volume and yield on earning assets and a decrease in expense related to Other Real Estate Owned (OREO), offset, in part, by an increase in the volume and yield on interest-bearing liabilities and a reduced benefit for credit losses. The table below highlights the changes in the nature and sources of income and expense from 1995 to 1996 and from 1994 to 1995.

                                         Net                Net
                                        Income             Income
                                      Increase           Increase
                        1996    1995  (Decrease)    1994 (Decrease)
                                    (in thousands)
Net interest income    $4,027  $3,711   $ 316     $3,517   $ 194
Provision (credit)
  for credit losses      (150)    -       150       (636)    636
Noninterest income        353     577    (224)       405     172
Noninterest expense    (2,870) (2,868)     (2)    (3,523)    655
Income before
  income taxes          1,660   1,420     240      1,035     385
Provision for
  income taxes           (559)   (539)    (20)      (377)   (162)

Net income             $1,101  $  881   $ 220    $   658   $ 223
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

                    1996                1995                       1994
          Average         Yield/ Average         Yield/ Average         Yield/
          Balance Interest Rate  Balance Interest Rate  Balance Interest Rate
                          (in thousands, except percentages)
Earning
  assets:
  Loans   $41,313  $4,395  10.6%  $34,057  $3,788 11.1%$32,572  $3,361 10.3%
  Other    55,170   3,190   5.8    44,658   2,784 6.2   38,074   2,085  5.5
Total
earning
  assets  $96,483                 $78,715              $70,646
          =======                 =======              =======

Interest
 bearing
 liabilities:
 Deposits $60,995   2,712   4.4   $55,649   2,470 4.5  $51,864   1,919  3.7

 Other
  interest
  bearing
  funds    13,335     846   6.3     5,446     391 7.2      380      10  2.6

Total
  interest
  bearing
  liabili-
  ties    $74,330                 $60,915              $52,244
          =======                 =======              =======
Net interest
  income and
  margin           $4,027   4.2%           $3,711 4.7%          $3,517  5.0%
                   ======   ====           ====== ====          ======  ====

Average earning assets increased $17.8 million or 23%, to $96.5 million during 1996 compared to $78.7 million in 1995. The increase in loans was primarily in the longer term real estate loan portfolio. These loans are generally made for a term of between five and fifteen years and are matched against specific blocks of deposits or borrowings in order to alleviate interest rate risk. The increase in the investment portfolio is primarily the result of increased average deposits and other borrowings. During 1995, average earning assets increased $8.1 million,or 11% to $78.7 million, compared to $70.6 million for 1994. This increase was primarily in the investment portfolio and was the result of increased average balances and the reinvestment of matured loan balances that were not being utilized to fund loans. Average interest-bearing liabilities increased $13.4 million, or 22%, during 1996 to $74.3 million from $60.9 million in 1995 primarily due to an increase in Federal Home Loan Bank borrowings which were matched against specific longer term real estate loans and an increase in interest bearing checking deposits. Average interest-bearing liabilities increased $8.7 million, or 17%, to $60.9 million, in 1995 from $52.2 million in 1994. This increase was primarily due to an increase in Federal Home Loan Bank borrowings which were matched against specific longer term real estate loans.


EARNING ASSETS-LOANS

The average loan portfolio increased $7.2 million, or 21%, from $34.1 million in 1995 to $41.3 million in 1996. The increase was primarily in the longer term real estate loan portfolio as a result of marketing efforts in that area. Average loans increased $1.5 million from $32.6 million in 1994 to $34.1 million in 1995. The average loan to average deposit ratio for 1996 was 68% compared to 49% and 47% in 1995 and 1994, respectively. The average yield on loans increased from 10.3% in 1994 to 11.1% in 1995 and then decreased to 10.6% in 1996. The decrease in yield in 1996 primarily reflects a decrease in interest rates on loans originated during the year as compared to 1995. The increase in yield in 1995 reflects an increase in the interest rates for the year as compared to 1994.

OTHER EARNING ASSETS

Average other earning assets, consisting of Federal funds sold, interest bearing deposits in other banks and investment securities, increased $10.5 million or 24% during 1996 from $44.7 million to $55.2 million. During 1995, average other earning assets increased $6.6 million from $38.1 million in 1994. The increase in the securities portfolio in 1996 was primarily due to the increased level of deposits. The increase in 1995 was primarily due to the reinvestment of matured loan balances into the securities portfolio that were not currently being utilized to fund loans. The yield earned on average other earning assets increased from 5.5% in 1994 to 6.2% in 1995 and then decreased to 5.8% in 1996. In 1996, the change in the volume and yields of other earning assets resulted in an increase in net interest income of $406,000. In 1995, the increase in the volume and yields resulted in an increase in net interest income of $699,000 on other earning assets.

INTEREST BEARING LIABILITIES

Average interest bearing liabilities increased $13.4 million from $60.9 million in 1995 to $74.3 million in 1996 and increased $8.7 million from $52.2 million in 1994 to $60.9 million in 1995. The increases in 1996 and 1995 were primarily a result of increased Federal Home Loan Bank borrowings which were matched against certain longer term real estate loans to alleviate the impact of interest rate risk. Average non-interest bearing deposits increased $2.8 million in 1996 to $18.1 million and decreased $1.2 million to $15.3 million in 1995 from an average of $16.5 million in 1994. Overall rates on interest bearing deposits increased from 3.7% in 1994 to 4.5% in 1995 and then decreased to 4.4% in 1996. The net result of the changes in average balances and rates was an increase in total interest expense of $697,000 in 1996 from 1995 and an increase of $932,000 in 1995 from 1994.

NET INTEREST MARGIN

The net interest margin decreased from 5.0% in 1994 to 4.7% in 1995 and 4.2% in 1996. The changes in the net interest margin are primarily attributable to fluctuations in the loan, deposit and borrowing mix and the relationship between rates charged and rates paid.

PROVISION FOR CREDIT LOSSES

The Bank maintains an allowance for possible credit losses which is based, in part, on the Bank's historical loss experience, the impact of forecasted economic conditions within the Bank's market area, and, as applicable, the State of California, the value of underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. During 1996 and 1995, the Bank did not provide any additional provision for credit losses. In 1996, $150,000 was reversed from the allowance for credit losses. The allowance for credit losses was $628,000 in 1996, compared to $776,000 for 1995 and $738,000 for
1994. At December 31, 1996, the allowance was approximately 1.2% of total loans, compared to approximately 2.1% at December 31, 1995. There were no nonaccrual loans at December 31, 1996 or 1995. There was no interest income foregone on nonaccrual loans during 1996 or 1995. Interest income forgone on nonaccrual loans in 1994 was $59,000.

At December 31, 1996 and 1995, there were no loans past due 90 days or more as to principal or interest and still accruing interest.

Other Real Estate Owned totalled $1,252,000 at December 31, 1996 ($1,745,000 at December 31, 1995). Other real estate owned consists of a 12 lot subdivision with an appraised value in excess of the Bank's carrying value. The Company is actively marketing the property.

Nonperforming loans and other real estate owned are summarized below:
                            December 31, 1996 December 31, 1995
Nonperforming loans:
  Past due 90 days or more
    and still accruing interest    $     -          $     -
  Nonaccrual                             -                -

    Total                                -                -

Other real estate owned             1,252,000        1,745,000

Total nonperforming loans and
  other real estate owned          $1,252,000       $1,745,000
                                   ==========       ==========

Management is of the opinion that the allowance for credit losses is maintained at an adequate level for known and currently anticipated future risks inherent in the loan portfolio.
However, the Bank's loan portfolio, which includes approximately $31,000,000 in real estate loans, representing approximately 58% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Bank's market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and OREO and the level of the allowance for loan losses, which could adversely affect the Company's and the Bank's future growth and profitability.

NONINTEREST INCOME

Noninterest income decreased $224,000, or 39%, to $353,000 during 1996 compared to $577,000 during 1995. During 1995, noninterest income increased $172,000, or 42%, from $405,000 in 1994. The decrease in 1996 is primarily attributable to net gain on sale of securities of $72,000 in 1995, a gain on sale of OREO of $55,000 realized in 1995 and a decrease of $102,000 in rental income from OREO. The increase in 1995 is primarily attributable to rental income from OREO of $102,000, net gain on sale of securities of $72,000 and gain on sale of OREO of $55,000, offset by a decline in rental income from leased assets of $60,000.

NONINTEREST EXPENSE

Noninterest expense was $2.9 million in 1996 and 1995, compared to $3.5 million in 1994. In 1996, increases in salary and directors' expenses were offset by decreases in OREO and assessment expenses. The decrease in 1995 is primarily attributable to the loss on sale of securities of $196,000 which was realized in 1994 and decreased OREO reserve expense.

Generally, expenses have grown commensurate with the growth in assets and increases in the volume of transactions. As a percentage of average earning assets, noninterest expense decreased to 3.0% in 1996 from 3.6% in 1995. In 1995, noninterest expense as a percentage of earning assets decreased to 3.6% from 5.0% in 1994. As pressure continues on net interest margins and net asset growth, management of operating expenses will continue to be a priority.

INCOME TAXES

The Company's effective tax rate was 33.7% for 1996, 38.0% for 1995 and 36.4% for 1994. See Note 9 to the consolidated financial statements for additional information on income taxes.

LIQUIDITY/INTEREST RATE SENSITIVITY

The Bank manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. At December 31, 1996 and 1995, liquid assets as a percentage of deposits were 46% and 51%, respectively. In addition to cash and due from banks, liquid assets include interest bearing deposits with other banks, Federal funds sold and investment securities. The Bank has $10.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.

Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the positions taken with respect to liquidity and interest rate sensitivity continue to be appropriate. The Bank also utilizes a monthly "Gap" report which identifies rate sensitivity over the short- and long-term.

The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Company's earning assets and interest-bearing liabilities at December 31, 1996, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

Based on the contractual terms of its assets and liabilities, the Bank is currently asset sensitive in terms of its short-term exposure to interest rates. In other words, the Bank's assets reprice faster than its liabilities.

DISTRIBUTION OF REPRICING OPPORTUNITIES
At December 31, 1996
(Dollars in thousands)

                            After Three After Six   After One
                     Within Months But  Months But  Year But   After
                     Three  Within Six  Within One    Within   Five
                     Months   Months     Year    Five Years    Years    Total

Federal funds sold   $18,300      -        -          -         -     $ 18,300
Municipal securities     -       $230     $405    $ 2,210   $ 2,483      5,328
U.S. Treasury and
  agency securities    2,958      589      999      7,952    20,824     33,322
FRB/FHLB stock           -        -        -          -       3,410      3,410
Loans                 29,335    1,367    1,919      7,825    12,539     52,985
                     -------   ------   ------    -------   -------   --------
Total earning assets $50,593   $2,186   $3,323    $17,987   $39,256   $113,345
                     -------   ------   ------    -------   -------   --------

Interest bearing
  demand accounts    $23,171       -          -        -        -      $23,171
Savings accounts      13,935       -          -        -        -       13,935
Time certificates of
  deposit of $100,000
  or more              5,585    $2,128     $2,622   $2,929      -       13,264
Other time deposits    4,374     3,654      4,296    3,927      -       16,251
Federal funds
  purchased            1,500       -         -         -        -        1,500
Other borrowings         -         -         -       6,358  $11,843     18,201
                     -------   -------    ------   -------  -------    -------
Total interest-bearing
  liabilities        $48,565   $ 5,782    $6,918   $13,214  $11,843    $86,322
                     -------   -------    ------   -------  -------     ------
Interest rate
  sensitivity gap    $ 2,028   $(3,596   $(3,595)  $ 4,773  $27,413    $27,023
                     =======   =======   =======   =======  =======    =======
Cumulative interest
  rate sensitivity
  gap                $ 2,028   $(1,568)  $(5,163)  $  (390) $27,023
                     =======   =======   =======   =======  =======
Interest rate
  sensitivity gap
  ratio                1.04%     0.38%     0.48%     1.36%      N/A

Cumulative interest
  rate sensitivity
  gap ratio            1.04%     0.97%     0.92%     0.99%      1.31%

INFLATION

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company indirectly through its effect on the ability of its customers to repay loans, or its impact on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's capital adequacy because loan growth in inflationary periods may increase more rapidly than capital. Interest rates in particular are significantly affected by inflation, but neither the timing nor the magnitude of the changes coincides with changes in the Consumer Price Index, which is one of the indicators used to measure the rate of inflation. Adjustments in interest rates may be delayed because of the possible imposition of regulatory constraints. In addition to its effects on interest rates, inflation directly affects the Company by increasing the Company's operating expenses. The effect of inflation during the three-year period ended
December 31, 1996 has not been significant to the Company's financial position or results of operations.

CAPITAL RESOURCES

The Company's capital resources consist of shareholders' equity and (for regulatory purposes) the allowance for credit losses. During the year ended December 31, 1996, the Company's regulatory capital increased $850,000. Tier 1 capital increased $895,000 due to the retention of earnings and sale of stock, offset, in part by an increase in the unrealized loss on equity securities available for sale of $59,000. Tier 2 capital decreased $45,000 due to the decrease in the allowance for credit losses.

The Company and the Bank are subject to capital adequacy guidelines issued by the Board of Governors and the OCC. The Company and the Bank are required to maintain total capital equal to at least 8% of assets and commitments to extend credit, weighted by risk, of which at least 4% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of loan loss reserves. Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8% total ratio. For example, cash and government securities are assigned to a 0% risk-weighted category, most home mortgage loans are assigned to a 50% risk-weighted category requiring a 4% capital allocation and commercial loans are assigned to a 100% risk-weighted category requiring an 8% capital allocation. As of

December 31, 1996, the Company's total risk-based capital ratio was approximately 18.0% (approximately 17.1% for the Bank) compared to approximately 22.0% (approximately 21.7% for the Bank) at December 31, 1995.

The Board of Governors and the OCC adopted a 3% minimum leverage ratio for banking organizations as a supplement to the risk-weighted capital guidelines. The minimum leverage ratio is intended to limit the ability of banking organizations to leverage their equity capital base by increasing assets and liabilities without increasing capital proportionately. The 3% minimum leverage ratio constitutes a minimum ratio for well-run banking organizations. Organizations experiencing or anticipating significant growth or failing to meet certain Board of Governors standards will be required to maintain a minimum leverage ratio ranging from 100 to 200 basis points in excess of the 3% ratio.

The following table reflects the Company's Leverage, Tier 1 and total risk-based capital ratios for the three year period ended
December 31, 1996.

                                        1996     1995     1994
Leverage ratio                          10.5%    11.7%    12.3%
Tier 1 capital ratio                    17.1%    20.8%    20.9%
Total risk-based capital ratio          18.0%    22.0%    22.2%

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                           Page
Independent Auditors' Report                                40

Consolidated Balance Sheets, December 31, 1996 and 1995     41

Consolidated Income Statements for the years ended
   December 31, 1996, 1995, and 1994                        42

Consolidated Statements of Shareholders' Equity for the
   years ended December 31, 1996, 1995 and 1994             42

Consolidated Statements of Cash Flows for the years
   ended December 31, 1996, 1995 and 1994                   44


Notes to Consolidated Financial Statements                 45-58

All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Saratoga Bancorp:

We have audited the accompanying consolidated balance sheets of Saratoga Bancorp and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Saratoga Bancorp and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



DELOITTE  &  TOUCHE LLP
San Jose, California
January 24, 1997

SARATOGA BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

ASSETS                                 1996                1995
CASH AND DUE FROM BANKS           $  4,543,000     $     5,239,000
FEDERAL FUNDS SOLD                  18,300,000          17,700,000

Total cash and  equivalents         22,843,000          22,939,000
INTEREST-BEARING
   DEPOSITS IN OTHER BANK                 -                200,000
SECURITIES AVAILABLE FOR SALE       17,949,000          15,286,000
SECURITIES HELD TO MATURITY         24,111,000          20,348,000
 (market value - 1996, $24,165,000,
  1995, $20,643,000)
LOANS                               52,661,000          37,535,000
ALLOWANCE FOR CREDIT LOSSES           (628,000)           (776,000)
          Loans, net                52,033,000          36,759,000
PREMISES AND EQUIPMENT, Net          2,135,000           1,988,000
OTHER REAL ESTATE OWNED              1,252,000           1,745,000
ACCRUED INTEREST RECEIVABLE AND
OTHER ASSETS                         1,461,000           1,232,000
TOTAL                         $    121,784.000     $   100,497,000
                              ================     ===============
LIABILITIES AND
 SHAREHOLDERS' EQUITY
DEPOSITS:
  Demand, noninterest-bearing $    22,823,000      $    20,410,000
  Demand, interest-bearing         23,171,000           14,218,000
     Savings                       13,935,000           13,113,000
     Time                          29,515,000           27,208,000
          Total deposits           89,444,000           74,949,000
 FEDERAL FUNDS PURCHASED            1,500,000            1,500,000
OTHER BORROWINGS                   18,201,000           12,087,000
ACCRUED EXPENSES AND
  OTHER LIABILITIES                   687,000              904,000
          Total liabilities       109,832,000           89,440,000
COMMITMENTS (Notes 5 and 10)
SHAREHOLDERS' EQUITY:
 Preferred stock, no par
  value; authorized
  1,000,000 shares; no shares
  issued
 Common stock, no par
  value; authorized 20,000,000
  shares; outstanding 1,036,392
  in 1996 and 1,030,972 shares
  in 1995.                          4,461,000           4,427,000
 Retained earnings                  7,717,000           6,797,000
 Net unrealized loss on
  securities available
  for sale                           (226,000)           (167,000)
   Total shareholders' equity      11,952,000          11,057,000
 TOTAL                        $   121,784,000    $    100,497,000
                              ===============    ================

See notes to consolidated financial statements.
SARATOGA BANCORP AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   1996           1995           1994
INTEREST INCOME:
     Loans, including fees $    4,395,000 $    3,788,000 $    3,361,000
     Federal funds sold           761,000        421,000        235,000
     Securities:
          Taxable               2,244,000      2,194,000      1,697,000
          Non-taxable             175,000        169,000        127,000
     Other                         10,000           -            26,000
       Total interest income    7,585,000      6,572,000      5,446,000
INTEREST EXPENSE:
     Deposits                   2,712,000      2,470,000      1,919,000
     Borrowings                   841,000        377,000           -
     Other                          5,000         14,000         10,000
       Total interest expense   3,558,000      2,861,000      1,929,000
NET INTEREST INCOME BEFORE
   CREDIT FOR CREDIT LOSSES     4,027,000      3,711,000      3,517,000
CREDIT FOR CREDIT LOSSES         (150,000)          -          (636,000)
NET INTEREST INCOME AFTER
  CREDIT FOR CREDIT LOSSES      4,177,000      3,711,000      4,153,000
OTHER INCOME:
     Service charges              199,000        194,000        194,000
     Rental income from
      leased assets                83,000        119,000        179,000
     Rental income from
      other real estate owned        -           102,000           -
     Net gain on sale of
      securities available
      for sale                       -            72,000           -
     Gain on sale of other
      real estate owned              -            55,000           -
     Other                         71,000         35,000         32,000
       Total other income         353,000        577,000        405,000
OTHER EXPENSES:
     Salaries and employee
      benefits                  1,342,000      1,188,000      1,106,000
     Occupancy                    348,000        376,000        388,000
     Professional fees            158,000        156,000        186,000
     Furniture and equipment      138,000        126,000        128,000
     Insurance                     88,000        161,000        176,000
     Data processing               71,000         45,000        118,000
     Depreciation on leased
      assets                       65,000        110,000        147,000
     Net cost of other real
      estate owned                  5,000        115,000        514,000
     Net loss on sale of
      securities available
      for sale                      4,000           -           196,000
     Other                        651,000        591,000        564,000
       Total other expenses     2,870,000      2,868,000      3,523,000
INCOME BEFORE INCOME TAXES      1,660,000      1,420,000      1,035,000
PROVISION FOR INCOME TAXES        559,000        539,000        377,000
NET INCOME                 $    1,101,000   $    881,000    $   658,000
NET INCOME PER COMMON      ==============   ============    ===========
  AND EQUIVALENT SHARE     $        0 .96   $       0.82    $      0.59
                           ==============   ============    ===========
See notes to consolidated financial statements.

SARATOGA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                           Net
                                                        Unrealized
                                                           Loss
                                                       on Securities  Total
                        Common Stock         Retained    Available Shareholders'
                      Shares      Amount     Earnings    for Sale     Equity
BALANCES,
 JANUARY 1, 1994    $1,169,264  $5,021,000  $5,711,000 $  (11,000) $10,721,000

Shares repurchased    (138,292)   (594,000)   (350,000)      -        (944,000)

Change in net
 unrealized loss
 on securities
 available for sale       -           -           -      (808,000)    (808,000)
Net income                -           -        658,000       -         658,000
                    ----------  ----------  ----------  ----------  ----------
BALANCES,
 DECEMBER 31, 1994   1,030,972   4,427,000   6,019,000    (819,000)  9,627,000

Cash dividend
 ($.10 per share)         -           -       (103,000)       -       (103,000

Change in net
 unrealized loss
 on securities
 available for sale       -           -           -        652,000     652,000

Net income                -           -        881,000        -        881,000
                    ----------  ----------  ----------  ----------  ----------
BALANCES,
 DECEMBER 31, 1995   1,030,972   4,427,000   6,797,000    (167,000) 11,057,000
Exercise of stock
 options                 5,420      34,000        -           -         34,000
Cash dividend
 ($.175 per share)        -           -       (181,000)       -       (181,000)
Change in net
 unrealized loss
 on securities
 available for sale       -           -           -        (59,000)    (59,000)

Net income                -           -      1,101,000        -      1,101,000
                    ----------  ----------  ----------  ----------  ----------
BALANCES,
 DECEMBER 31, 1996  $1,036,392  $4,461,000  $7,717,000  $ (226,000)$11,952,000
                    ==========  ==========  ==========  ========== ===========

See notes to consolidated financial statements.

SARATOGA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                             1996         1995         1994
CASH FLOWS FROM OPERATIONS:
     Net income                          $ 1,101,000   $  881,000   $  658,000
     Adjustments to reconcile net
       income to net cash provided
       by operating activities:
         Credit for credit losses           (150,000)        -        (636,000)
         Depreciation and amortization       170,000      233,000      296,000
         Deferred income taxes               (86,000)     392,000      131,000
         Valuation allowance - other
          real estate owned                  (50,000)      35,000      481,000
         Accrued interest receivable
           and other assets                 (233,000)     514,000     (485,000)
         Accrued expenses and other
           liabilities                      (216,000)     367,000     (237,000)
         Deferred loan fees                   16,000       78,000       31,000
         Net loss (gain) on sale of
           investments                         4,000      (72,000)     196,000
         Gain on sale of leased assets       (22,000)        -            -
         Gain on sale of other real
           estate owned                         -         (55,000)        -
                                         -----------  -----------  -----------
  Net cash provided by operating activities  534,000    2,373,000      435,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of securities available
      for sale                           (14,065,000)  (2,590,000)  (3,018,000)
     Purchase of securities held to
      maturity                            (6,080,000)  (4,885,000) (12,597,000)
     Proceeds from maturities of
      securities available for sale        6,993,000         -         100,000
     Proceeds from maturities of
      securities held to maturity          4,170,000    8,417,000    1,155,000
     Proceeds from maturity of
      interest-bearing deposits
      in other banks                         200,000         -            -
     Proceeds from sale of securities
      available for sale                   2,496,000    2,625,000    3,965,000
     Net increase in loans               (15,142,000)  (4,797,000)    (902,000)
     Purchases of premises and equipment    (450,000)     (40,000)     (34,000)
     Proceeds from sale of premises
      and equipment                          134,000       14,000         -
     Proceeds from sale of other
      real estate owned                      652,000      735,000    1,154,000
     Other                                      -        (238,000)        -
                                         -----------   ----------  -----------
Net cash used in investing activities    (21,092,000)    (759,000) (10,177,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits             14,495,000    1,077,000    8,158,000
     Net decrease in federal funds
      purchased                                 -            -        (500,000)
     Net increase in other borrowings      6,114,000   10,087,000    2,000,000
     Issuance of common stock                 34,000         -            -
     Payment of cash dividends              (181,000)    (103,000)        -
     Repurchase of common stock                 -            -        (944,000)
                                          ----------   ----------  -----------
Net cash provided by financing activities 20,462,000   11,061,000    8,714,000

NET (DECREASE) INCREASE IN CASH
   AND EQUIVALENTS                           (96,000)  12,675,000   (1,028,000)
CASH AND EQUIVALENTS,
   BEGINNING OF YEAR                      22,939,000   10,264,000   11,292,000
                                        ------------  -----------  -----------
CASH AND EQUIVALENTS, END OF YEAR       $ 22,843,000  $22,939,000  $10,264,000
                                        ============  ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION - Cash paid during the year for:
    Interest                            $  3,518,000  $ 2,703,000  $ 1,940,000
    Income taxes                        $    923,000  $    75,000  $   861,000

NON-CASH INVESTING AND FINANCING ACTIVITIES -
   Additions to other real estate owned $       -     $      -     $ 1,984,000

See notes to consolidated financial statements.

SARATOGA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1.     SIGNIFICANT  ACCOUNTING  POLICIES

  The accounting and reporting policies of Saratoga Bancorp and subsidiary conform to generally accepted accounting principles and prevailing practices within the banking industry.

  BUSINESS - Saratoga Bancorp ("the Company") is a registered bank holding company whose principal asset (and only subsidiary) is the common stock of Saratoga National Bank (the "Bank").
  The Bank conducts commercial and retail banking business, which includes accepting demand, savings and time deposits and making commercial, real estate and consumer loans. It also offers installment note collections, issues cashier's checks, sells travelers checks and provides other customary banking services.

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

  CASH AND EQUIVALENTS - The Bank considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  SECURITIES   - The Company  classifies its securities into two categories, securities available for sale and held to maturity. Securities available for sale are measured at market value with a corresponding recognition of the net unrealized holding gain or loss as a separate component of shareholders' equity, net of income taxes, until realized. Securities held to maturity are measured at amortized cost based on the Company's positive intent and ability to hold the securities to maturity.

  Any gains and losses on sales of securities are computed on a specific identification basis.

  LOANS - Loans are stated at the principal amount outstanding.  Interest
  on loans is credited to income as earned.   The accrual of interest is
  discontinued and any accrued and unpaid interest is reversed when the payment of principal or interest is 90 days past due unless the amount is well secured and in the process of collection. Income on non accrual loans is recognized only to the extent that cash is received and where the future collection of principal is probable.

  Loan origination fees and costs are deferred and amortized to income by a method approximating the effective interest method over the lives of the underlying loans.

  ALLOWANCE FOR CREDIT LOSSES - The allowance for credit losses is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collection of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of collectibility and prior loss experience. The evaluations take into consideration such factors as ch anges in the composition of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current and anticipated economic conditions that may affect the borrowers' ability to repay. In evaluating the probability of collection, management is required to make estimates and assumptions.

  ACCOUNTING FOR IMPAIRED LOANS - A loan is considered impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Impaired loans are required to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Income recognition on impaired loans is consistent with the policy for income recognition on nonaccrual loans described above. The Bank has determined that there were no impaired loans as of December 31, 1996 or 1995.

  PREMISES AND EQUIPMENT - Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets, which are generally three to fifteen years for furniture, equipment and leasehold improvements and 35 years for a building.

  LEASED EQUIPMENT - Leased equipment is stated at cost net of accumulated depreciation. Depreciation is computed on a straight-line basis over the lease term to an estimated residual value. Such leases are accounted for as operating leases. Revenue is recognized when earned and depreciation expense is recorded as other expense.

  LONG-LIVED ASSETS - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective January 1, 1995. The adoption of this statement had no effect on the Company's financial condition or results of operations.

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

  ACCOUNTING FOR FINANCIAL ASSETS AND LIABILITIES - In June, 1996, the FASB issued SFAS No.125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company believes the effect of adoption of this standard will not be material.

  INCOME TAXES - Income taxes are provided at current rates. Deferred income taxes are provided on income and expense items recognized in different periods for financial statement and tax reporting purposes.

  NET INCOME PER COMMON AND EQUIVALENT SHARE - Net income per common and equivalent share is calculated using the weighted average shares outstanding plus the dilutive effect of stock options. The number of shares used to compute net income per common and equivalent share was 1,150,497 shares in 1996, 1,066,772 shares in 1995 and 1,117,076 shares in 1994. The difference between primary and fully diluted net income per share is not significant in any year.

  STOCK-BASED AWARDS - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees."


  RECLASSIFICATIONS - Certain amounts have been reclassified to conform to the current year presentation. The reclassifications had no effect on results of operations or shareholders' equity.

2.     CASH  AND  DUE  FROM  BANKS

  At December 31, 1996, average aggregate reserves (in the form of deposits with the Federal Reserve Bank) of $1,362,000 were maintained, which satisfied federal regulatory requirements to maintain certain average reserve balances.

3.     INVESTMENTS

  The amortized cost and estimated market values of securities at December 31 are as follows:

                                                    1996
                                             Gross       Gross      Estimated
                              Amortized    Unrealized  Unrealized     Market
                                Cost         Gains       Losses        Value
  SECURITIES AVAILABLE FOR SALE
  U. S. Treasury and agency
   securities                $11,704,000   $ 12,000   $  (45,000)  $11,671,000
  Governmental mutual fund     3,128,000       -        (170,000)    2,958,000
  Federal Home Loan Bank Stock 3,170,000       -            -        3,170,000
  Bankers Bank Stock             150,000       -            -          150,000
                             -----------   --------   ----------   -----------
  Total                      $18,152,000   $ 12,000   $ (215,000)  $17,949,000
                             ===========   ========   ==========   ===========
  SECURITIES HELD TO MATURITY
  U. S. Treasury and agency
   securities               $  5,489,000   $ 51,000   $  (39,000)  $ 5,501,000
  Mortgage-backed securities  13,204,000     14,000     (148,000)   13,070,000
  Obligations of states and
   political subdivisions      5,328,000     33,000       (7,000)    5,354,000
  Federal Reserve Bank Stock      90,000       -            -           90,000
                            ------------   --------   ----------   -----------
 Total                       $24,111,000   $ 98,000   $ (194,000)  $24,015,000
                             ===========   ========   ==========   ===========
                                                  1995
  SECURITIES AVAILABLE FOR SALE
  U. S. Treasury and agency
   securities                $10,290,000   $ 29,000   $  (32,000)  $10,287,000
  Governmental mutual fund     3,128,000       -         (87,000)    3,041,000
  Federal Home Loan Bank Stock 1,958,000       -            -        1,958,000
                             -----------   --------   ----------   -----------
Total                        $15,376,000   $ 29,000   $ (119,000)  $15,286,000
                             ===========   ========   ==========   ===========
  SECURITIES HELD TO MATURITY
  U. S. Treasury and agency
   securities                $ 5,564,000   $ 75,000   $  (7,000)   $ 5,632,000
  Mortgage-backed securities  11,145,000     79,000     (72,000)    11,152,000
  Obligations of states and
   political subdivisions      3,549,000     45,000      (5,000)     3,589,000
  Federal Reserve Bank Stock      90,000       -           -            90,000
                             -----------   --------   ---------    -----------
  Total                      $20,348,000   $199,000   $ (84,000)   $20,463,000
                             ===========   ========   =========    ===========

  The amortized cost and estimated market value of debt securities at
  December 31, 1996, by contractual maturity, are as follows:
                              Available for Sale         Held to Maturity
                                          Estimated                 Estimated
                            Amortized      Market       Amortized     Market
                              Cost         Value          Cost        Value
  Due in one year or less $   585,000  $    589,000   $ 1,634,000  $ 1,632,000
  Due after one year
   through five years       1,991,000     1,980,000     5,956,000    5,965,000
  Due after five years
   through ten years        3,496,000     3,500,000     7,234,000    7,261,000
  Mortgage-backed
   securities               5,632,000     5,602,000     9,197,000    9,067,000
  Governmental
   mutual fund              3,128,000     2,958,000          -            -
                          -----------   -----------   -----------   -----------
  Total                   $14,832,000   $14,629,000   $24,021,000   $23,925,000
                          ===========   ===========   ===========   ===========

    Sale of investments resulted in gross realized gains of $1,000 for 1996, ($148,000 in 1995 and none in 1994) and gross realized losses of $5,000 in 1996 ($76,000 in 1995 and $196,000 in 1994.) During 1994, the Company
  transferred investments from available for sale to held to maturity. The net unrealized loss at the date of transfer of $214,000 is being amortized over the remaining maturities of the investments. The unamortized portion of the loss is $161,000 at December 31, 1996.

  Mortgage-backed securities generally have stated maturities of four to fifteen years, but are subject to likely and substantial prepayments which effectively accelerate actual maturities. The Company's investment in governmental mutual funds has no fixed maturity. At December 31, 1996 investments with an amortized cost of $20,426,000 were pledged to secure public and certain other deposits as required by law or contract.

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

4.     LOANS  AND  ALLOWANCES  FOR  CREDIT  LOSSES

  Loans at December 31, are comprised of the following:
                                      1996           1995
  Real estate:
    Construction                     $  9,249,000   $  7,837,000
    Other                              21,473,000     17,507,000
  Commercial                           18,242,000     11,585,000
  Installment                           1,861,000         77,000
  Lease financing                       2,535,000        920,000
  Unearned income on lease financing     (375,000)       (83,000)
                                       ----------     ----------
  Total loans                          52,985,000     37,843,000
  Deferred loans fees                    (324,000)      (308,000)
                                      -----------     ----------
  Loans, net of deferred loan fees    $52,661,000    $37,535,000
                                      ===========    ===========

  The activity in the allowance for credit losses is summarized as follows:

                                        1996          1995            1994
  Balance, beginning of year      $    776,000   $    738,000   $ 1,339,000
  Provision credited to expense       (150,000)          -         (636,000)
  Write-offs                           (39,000)       (45,000)      (73,000)
  Recoveries                            41,000         83,000       108,000
                                  ------------   ------------   -----------
  Balance, end of year            $    628,000   $    776,000   $   738,000
                                  ============   ============   ===========

  There were no nonaccrual loans at December 31, 1996 and 1995 and $707,000 at December 31, 1994. The reduction in interest income associated with
  these loans in 1994 was $59,000.   Interest income recognized on such
  loans in 1994 was $28,000.

5.     PREMISES  AND  EQUIPMENT

  Premises and equipment at December 31, are comprised of the following:


                                            1996           1995

  Land                                 $     948,000  $     948,000
  Building and leasehold improvements      1,194,000      1,194,000
  Furniture and equipment                    945,000        860,000
  Leased equipment                           365,000        390,000
                                       -------------  -------------
  Total                                    3,452,000      3,392,000
  Accumulated depreciation and
   amortization                           (1,317,000)    (1,404,000)
                                       -------------  -------------
  Premises and equipment, net          $   2,135,000  $   1,988,000
                                       =============  =============


  The Company's Los Gatos and San Jose branches are leased under noncancellable operating leases which expire in 1998 and 1999, respectively. The Bank has renewal options with adjustments to the lease payments based on changes in the consumer price index. Future minimum annual lease payments are as follows:


  1997      $    250,000
  1998           188,000
  1999           176,000
            ------------
  Total     $    614,000
            ============

  Rental expense under operating leases was $236,000 in 1996 and 1995 and $226,000 in 1994.

6.     OTHER  REAL  ESTATE  OWNED

  Other real estate owned was $1,252,000 and $1,745,000 at December 31, 1996 and 1995, respectively,

  (net of valuation allowance of $143,000 and $303,000, respectively). The net cost of operation of other real estate owned is as follows:

                                             1996         1995           1994
  Decreases (increases) in valuation
   allowance to reflect increases and
    decreases in estimated fair value $     50,000   $   (35,000)   $ (481,000)
  Net holding costs                        (55,000)      (80,000)      (33,000)
                                      ------------   -----------    ----------
  Total                               $     (5,000)  $  (115,000)   $ (514,000)
                                      ============   ===========    ==========

7.     DEPOSITS


   The aggregate amount of short-term jumbo CDs, each with a minimum denomination of $100,000, was approximately $13,264,000 and 10,782,000 in 1996 and 1995, respectively.

  At December 31, 1996, the scheduled maturities of CDs over $100,000 are as follows:

                 1997           $10,335,000
                 1998             2,060,000
                 1999               154,000
                 2000               715,000
                                -----------
                                $13,264,000
                                ===========

8.       OTHER BORROWINGS

  Other borrowings consist of borrowings from the Federal Home Loan Bank which are due as follows:

                 2000           $ 2,208,000
                 2001             4,150,000
                 2002               766,000
                 2003             2,700,000
                 2005             7,058,000
                 2010               353,000
                 2011               966,000
                                -----------
                                $18,201,000
                                ===========

9.        INCOME TAXES

  The provision for income taxes is comprised of the following:

                            Years Ended December 31,
                         1996       1995      1994
  Current:
    Federa            $478,000   $ 68,000   $189,000
    State              167,000     79,000     57,000
                      --------   --------   --------
  Total current        645,000    147,000    246,000
                      --------   --------   --------
  Deferred:
    Federal            (75,000)   345,000     94,000
    State              (11,000)    47,000     37,000
                      --------   --------   --------
  Total deferred       (86,000)   392,000    131,000
                      --------   --------   --------
  Total               $559,000   $539,000   $377,000
                      ========   ========   ========


  The effective tax rate differs from the federal statutory rate as follows:

                                   Years Ended December 31,
                                     1996      1995      1994

  Federal statutory rate             35.0%     35.0%     35.0%
  State income tax, net
   of federal effect                  6.2       6.0       5.9
  Tax exempt income                  (3.1)     (3.6)     (4.2)
  Officer's life insurance             -        1.3       0.3
  Other, net                         (4.4)     (0.7)     (0.6)
                                     -----     -----     -----
  Total                              33.7%     38.0%     36.4%
                                     =====     =====     =====

  The Company's net deferred tax asset at December  31 is as follows:

                                              1996      1995
  Deferred tax assets:
    Provision for credit losses           $ 197,000 $ 198,000
    Unrealized loss on investments
       available for sale                   138,000   111,000
    Deferred compensation                    93,000    30,000
    Provision for other real estate owned    59,000   126,000
    Deferred rent                            36,000    52,000
                                          --------- ---------
Total deferred assets                       523,000   517,000
                                          --------- ---------
Deferred tax liabilities:
    Depreciation and amortization          (183,000) (242,000)
    Other                                   (28,000)  (76,000)
                                          --------- ---------
  Total deferred liabilities                211,000  (318,000)
                                          --------- ---------
  Net deferred tax asset                  $ 312,000 $ 199,000
                                          ========= =========

  There was no valuation allowance at December 31, 1996 and 1995.


10.    STOCK  OPTION  PLANS


  The Company's stock option plans authorize the issuance to employees, officers and directors of incentive and nonstatutory options to purchase common stock.

  The Company's 1982 Amended Stock Option Plan (the "1982 Plan") expired by its terms on October 26, 1992. Therefore, no options were granted by the Corporation during 1994, 1995 or 1996 under the 1982 Plan. Prior to expiration of the 1982 Plan, options were granted to key officers and employees of the Company and its subsidiary. Options granted under the 1982 Plan were either incentive options or nonstatutory options and become exercisable in accordance with a vesting schedule established at the time of grant. Vesting may not extend beyond ten years from the date of grant. Upon a change in control of the Company, all outstanding options under the 1982 Plan will become fully vested and exercisable. Options granted under the 1982 Plan are adjusted to protect against dilution in the event of certain changes in the Company's capitalization, including stock splits and stock dividends.

  The Company's 1994 Stock Option Plan ("the 1994 Plan") is substantially similar to the 1982 Plan regarding provisions related to option grants, vesting and dilution. Upon a change in control, options do not become fully vested and exercisable, but may be assumed or equivalent options may be substituted by a successor corporation. All options granted in 1996 under the 1994 Plan were incentive stock options and have an exercise price equal to the fair market value of the Company's common stock on the date of grant.

  Option activity is summarized as follows:
                                         Outstanding Options
                                      Number of      Weighted Average
                                       Shares         Exercise Price

  Balances,  January 1, 1994           176,377            $5.93

    Granted                             97,300             6.31
    Canceled                            (7,000)            6.22
                                       -------            -----
  Balances,  December 31, 1994         266,677             6.06

  At December 31, 1996, options for 36,494 shares are available for future grant.

  The Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpertations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

  SFAS No. 123, "Accounting for Stock- Based Compensation" requires the disclosure of proforma net income and earnings per share had the Company adopted the fairvalue method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferrable options without vesting restriction, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercice, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 114 months; stock volatility, 19.0%; risk free interest rates, 6.54% and 6.68% in 1996 and 5.85%, 6.15% and 7.66% in 1995; and a dividend yield of
  5.50% as they occur. If the computed values of the 1996 and 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $1,090,000 ($0.95 per share) in 1996 and $868,000 ($0.81 per share) in 1995. However, the impact of outstanding non-vested stock options granted prior to 1995 have been excluded from the pro forma calculation; accordingly the 1995 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

11.   COMMITMENTS AND CONTINGENT LIABILITIES

  The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.
  These financial instruments include loan commitments of $20,826,000 and standby letters of credit of $25,000 at December 31, 1996. The Bank's exposure to credit loss is limited to amounts funded or drawn; however, at December 31, 1996, no losses are anticipated as a result of these commitments.

  Loan commitments are typically contingent upon the borrower's meeting certain financial and other covenants and such commitments typically have fixed expiration dates and require payment of a fee. As many of these commitments do not necessarily represent future cash requirements. The Bank evaluates each potential borrower and the necessary collateral on an individual basis. Collateral varies, and may include real property, bank deposits, or business or personal assets.

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

  Officers of the Company have severance agreements which provide, in the event of a change in control meeting certain criteria, severance payments based on a multiple of their current compensation. At December 31, 1996, these payments would have aggregated up to $351,000.

12.    LOAN  CONCENTRATIONS

  The Bank's customers are primarily located in Santa Clara County, which is located in the southern portion of the San Francisco Bay Area. Many of the Bank's customers are employed by or are otherwise dependent on the high technology and real estate development industries and, accordingly, the ability of the Bank's borrowers to repay loans may be affected by the performance of these sectors of the economy. Virtually all loans are collateralized. Generally, real estate loans are secured by real property and commercial and other loans are secured by business or personal assets. Repayment is generally expected from refinancing or sale of the related property for real estate construction loans and from cash flows of the borrower for all other loans.

  The composition of the loan portfolio at December 31, 1996 and 1995 is summarized in the following table.


                                      1996 1995
       Real estate:
           Construction:               17   21
           Other                       41   46
       Commerical                      34   31
       Installment                      4    -
       Lease financing                  4    2
                                      100%  100%
                                      ===   ===

13.    DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts.

  The following table presents the carrying mount and estimated fair value of certain assets and liabilities of the Company at December 31, 1996. The carrying amounts reported in the consolidated balance sheets approximate fair value for the following financial instruments: cash and due from banks, federal funds sold, interest bearing deposits in other banks, demand and savings deposits, federal funds purchased and other borrowings (See Note 3 for information regarding securities).

                                      December 31, 1996
                                  Carrying        Estimated Fair
                                   Amount              Value
  Loans, net                    $52,033,000         $52,202,000
  Time deposits                 $29,515,000         $29,590,000


                                       December 31, 1995
                                  Carrying         Estimated Fair
                                   Amount               Value
  Loans, net                    $36,759,000          $36,752,000
  Time deposits                 $27,208,000          $27,375,000


  Loans
  The fair value of loans with fixed rates is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. For loans with variable rates which adjust with changes in market rates of interest, the carrying amount is a reasonable estimate of fair value.

  Time deposits
  The fair value of fixed maturity certificates of deposit is estimated using rates currently offered for deposits of similar remaining maturities.

  Commitments to extend credit and standby letters of credit
  Commitments to extend credit and standby letters of credit are issued in the normal course of business by the Bank. Commitments to extend credit are issued with variable interest rates tied to market interest rates at the time the commitment is funded and the amount of the commitment equals their fair value. Standby letters of credit are supported by commitments to extend credit with variable interest rates tied to market interest rates at the time the commitments are funded and the amount of standby letters of credit equals their fair value.


14.    REGULATORY  MATTERS

  The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios
  (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company and the Bank meet all capital adequacy requirements to which they are subject.


  As of December 3 1, 1996, the most recent notification from the Office of the Comptroller of the Currency categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action.
  To be categorized as well capitalized the Company and the Bank must maintain minimum total risk-based , Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

  The following table shows the Company's and the Bank's capital ratios at December 31, 1996 and 1995 as well as the minimum capital ratios required to be deemed "well capitalized" under the regulatory framework.

                                                                 To Be Well
                                                             Capitalized Under
               Bancorp         Bank Only         For Capital Prompt Corrective
               Actual           Actual      Adequacy PurposesAction Provisions
          Amount    Ratio  Amount     Ratio   Amount     Ratio  Amount   Ratio
As of December 31, 1996
Total
Capital
(to Risk
Weighed
Assets) $12,580,000 18.0% $11,826,000 17.1% >$5,602,000 >8.00%>$7,003,000>10.0%
Tier I
Capital
to Risk
Weighed
Assets) $11,952,000 17.1% $11,198,000 16.2% >$2,802,000 >4.00%>$4,202,000> 6.0%
Tier I
Capital
(to
Average
Assets) $11,952,000 10.5% $11,198,000  9.8% >$4,614,000 >4.00%>$5,767,000> 5.0%

As of December 31, 1995
Total
Capital
(to Risk
Weighed
Assets) $11,833,000 22.0% $11,669,000 21.7% >$4,304,000 >8.00%>$5,380,000>10.0%
Tier I
Capital
(to Risk
Weighed
Assets) $11,057,000 20.8% $10,669,000 20.5% >$2,152,000 >4.00%>$3,228,000> 6.0%
Tier I
Capital
(to
Average
Assets) $11,057,000 11.7% $10,669,000 11.5% >$3,826,000 >4.00%>$4,782,000> 5.0%

15.    CONDENSED FINANCIAL INFORMATION OF SARATOGA BANCORP (PARENT ONLY)

  The condensed financial statements of Saratoga Bancorp are as follows:

  CONDENSED BALANCE SHEETS
                                                    December 31,
                                                     1996            1995
  ASSETS:
    Cash-interest bearing account with Bank    $   102,000       $   149,000
    Real estate loans                              764,000              -
    Investment in Bank                          11,078,000        10,882,000
    Other assets                                     8,000            27,000
                                               -----------       -----------
  Total                                        $11,952,000       $11,058,000
                                               ===========       ===========

  LIABILITIES AND SHAREHOLDERS' EQUITY
    Other liabilities                          $      -          $     1,000
    Common stock                                 4,461,000         4,427,000
    Retained earnings                            7,717,000         6,797,000
    Net unrealized loss on investments
      available for sale                          (226,000)         (167,000)
                                               -----------       -----------
  Total                                        $11,952,000       $11,058,000
                                               ===========       ===========

CONDENSED INCOME STATEMENTS

                                    Years Ended December 31,
                                1996            1995        1994

  Interest income           $  26,000    $    8,000       $  43,000
  Credit for credit losses       -             -             10,000
  Dividend from subsidiary    861,000          -               -
  Other expenses              (50,000)      (50,000)        (57 000)
                            ---------    ----------       ---------
  Loss before income taxes
   and equity in
   undistributed net income
   of Bank                    837,000       (42,000)          (4,000)
  Income tax benefit            9,000        16,000            1,000
  Equity in undistributed
   net income of Bank         255,000       907,000          661,000
                          -----------    ----------      -----------
  Net income              $ 1,101,000    $  881,000      $   658,000
                          ===========    ==========      ===========

CONDENSED STATEMENTS OF CASH FLOWS

                                             Years ended December 31,
                                       1996             1995           1994
  Cash flows from operations:
    Net income                      $1,101,000     $     881,000  $   658,000
    Adjustments to reconcile
      net income to net
      cash provided by (used in)
      operating activities:
      Equity in undistributed
       net income of Bank            (255,000)          (907,000)    (661,000)
      Credit for credit losses           -                  -         (10,000)
      Change in other assets           19,000            (16,000)        -
      Change in other liabilities      (1,000)              -           1,000
                                   ----------      -------------  -----------
  Net cash provided by (used in)
  operating activities                864,000            (42,000)     (12,000)
  Cash flows from investing
  activities -
    Net change in loans              (764,000)            36,000      354,000
                                   ----------      -------------  -----------
  Cash flows from financing
  activities:
    Cash dividend                    (181,000)          (103,000)        -
    Issuance of common stock           34,000               -            -
    Repurchase of common stock           -                  -        (944,000)
                                   ----------      -------------  -----------
  Net cash used in financing
  activities                         (147,000)          (103,000)    (944,000)
                                   ----------      -------------  -----------
  Net decrease in cash                (47,000)          (109,000)    (602,000)

 Cash, beginning of year              149,000            258,000      860,000
                                   ----------      -------------  -----------
  Cash, end of year                $  102,000      $     149,000  $   258,000
                                   ==========      =============  ===========

  The ability of the Company to pay future dividends will largely depend upon the dividends paid to it by the Bank. Under federal law regulating national banks, dividends declared by the Bank in any calendar year may not exceed the lesser of its undistributed net income for the most recent three fiscal years or its retained earnings. As of December 31, 1996, the amount available for distribution from the Bank to the Company was approximately $2,356,000, subject to approval by the Office of the Comptroller of the Currency. The Bank is also restricted as to the amount and form of loans, advances or other transfers of funds or other assets to the Company.

                         * * * * *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
                      Not applicable.

                            PART III

Item 10. Directors and Executive Officers of the Registrant.
     The information required hereunder is incorporated by reference from the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 11. Executive Compensation.
     The information required hereunder is incorporated by reference from the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.
  The information required hereunder is incorporated by reference from the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 13. Certain Relationships and Related Transactions.
     The information required hereunder is incorporated by reference from the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K

     (a) (1) Financial Statements. This information is listed and included in Part II, Item 8.

     (a) (2) Financial Statement Schedules. All schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in Consolidated Financial Statements or notes thereto.

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

     (10.7) Saratoga Bancorp 1982 Stock Option Plan is incorporated by reference herein to the exhibits to Registration Statement No. 33-34674 on Form S-8 as filed with the Securities and Exchange Commission on May 7, 1990.

     (10.8)    Saratoga National Bank Savings Plan dated June 19,
               1995 is incorporated by reference herein to
               Exhibit 10.8 of Registrant's Annual Report on Form
               10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange
               Commission on March 27, 1996.

     (10.9) Saratoga Bancorp 1994 Stock Option Plan dated March 18, 1994 is incorporated by referencce herein to Appendix A of Proxy Statement dated April 19, 1994 filed as with the Securities and Exchange Commission on April 27, 1994.


     (10.10) Forms of Incentive Stock Option Agreement, Non-Statutory Stock Option Agreement and Non-Statutory Agreement for Outside Diectors, as amended is incorporated by reference herein to Exhibit 10.8 of Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1994 as filed with the Securities and Exchange Commission on August 15, 1994.


       (21) Subsidiaries of the registrant: Registrant's only subsidiary is Saratoga National Bank, a national banking association, which operates a commercial and retail banking operation in California.

       (23)    Independent Auditors' consent

       (27)    Financial Data Schedule


* Denotes management contracts, compensatory plans or arrangements.


    (b)        Reports on Form 8-K

               Registrant filed no reports on Form 8-K for the three month period ended December 31, 1996.

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


__________________         Director            _______________
John F. Lynch III


__________________         Director            _______________
V. Ronald Mancuso


                     Chairman of the Board
__________________   President and Director    _______________
Richard L. Mount     (Principal Executive
                      Officer)


__________________          Treasurer          _______________
Mary Page-Rourke     (Principal Financial and
                      Accounting Officer)

                          INDEX TO EXHIBITS

                                                    Sequentially
                                                     Numbered
Number                     Exhibits                    Page


23       Independent Auditors' Consent                  65
27       Financial Data Schedule                        66

                                                         EXHIBIT 23.1

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 33-34674 of Saratoga Bancorp on Form S-8 of our report dated January 24, 1997, appearing in this Annual Report on Form 10-K of Saratoga Bancorp for the year ended December 31, 1996.

//Deloitte & Touche LLP//

DELOITTE & TOUCHE LLP

San Jose, California
March 26, 1997