Form 10-K/A
period 1996-12-31
SARATOGA BANCORP
filed 1997-04-29
CIK 702700

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

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of Saratoga Bancorp on March 1, 1997 was $12,769,635.

As of March 1, 1997, Saratoga Bancorp had 1,036,392 shares of common stock outstanding.

Portions of the Registrant's Definitive Proxy Statement dated April 25, 1997 are incorporated into Part III, Items 10 through 13.






                    Exhibit Index is on page 4.


                        Page 1 of 16 pages

                         Saratoga Bancorp
                Amendment to Items 10 through 13
              of Form 10-K filed on March 27, 1997

     The Registrant hereby amends Items 10, 11,12 and 13 of the Registrant's Form 10-K filed with the Securities and Exchange commission on March 27, 1997 by attaching certain portions of its Definitive Proxy Statement dated April 25, 1997 (the "Definitive Proxy Statement"); and amends Item 14 to delete Item 10.6 and substitute a new exhibit 10.6 and add exhibit 10.7.

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

     99.1 The Registrant's definitive Proxy Statement dated April 25, 1997

SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        SARATOGA BANCORP




Date: April 29, 1997
                         Richard L. Mount, President
                         (Principal Executive Officer)



Date: April 29, 1997
                         Mary Page Rourke, Treasurer
                         (Principal Financial and
                           Accounting Officer)

99.1      The Registrant's Definitive proxy
          Statement dated April 26, 1996, which
          is furnished for the information of
          the Securities and Exchange Commission
          and, except for those portions which
          are expressly incorporated by reference
          in this filing, is not to be deemed "filed"
          as part of this filing.                     5 - 16