Form 10-Q
period 1997-03-31
SARATOGA BANCORP
filed 1997-05-08
CIK 702700

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997 or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


       CLASS           SHARES OUTSTANDING AT APRIL 25, 1997
   Common Stock                     1,050,173




            The Index to Exhibits appears on Page 15


                        Page 1 of 16 pages

                  PART I - FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

                 SARATOGA BANCORP AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS

                                    March 31,        December 31,
                                      1997               1996*
                                   (Unaudited)
ASSETS
Cash and due from banks           $  4,912,000     $  4,543,000
Federal funds sold                  20,000,000       18,300,000
Total cash and equivalents          24,912,000       22,843,000

Securities available for sale       17,316,000       17,949,000
Securities held to maturity         23,526,000       24,111,000
Loans, net                          52,269,000       52,033,000
Other real estate owned              1,252,000        1,252,000
Premises and equipment               2,106,000        2,135,000
Other assets                         1,563,000        1,461,000

TOTAL ASSETS                      $122,944,000     $121,784,000
                                   ===========      ===========
LIABILITIES
Deposits:
  Non interest-bearing            $ 21,251,000     $ 22,823,000
  Interest-bearing                  70,352,000       66,621,000
Total deposits                      91,603,000       89,444,000
Federal funds purchased                 -             1,500,000
Other borrowings                    18,165,000       18,201,000
Accrued expenses and
  other liabilities                    969,000          687,000

TOTAL LIABILITIES                  110,737,000      109,832,000

SHAREHOLDERS' EQUITY
Common stock, no par value;
 Authorized: 20,000,000 shares;
 Issued and outstanding:
 1,036,392 shares                    4,461,000        4,461,000
Net retained earnings                7,996,000        7,717,000
Unrealized loss on securities
 available for sale                   (250,000)        (226,000)

TOTAL SHAREHOLDERS' EQUITY          12,207,000       11,952,000
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY            $122,944,000     $121,784,000
                                   ===========      ===========

*Derived from the December 31, 1996 audited balance sheet included in the Company's 1996 Annual Report on Form 10-K.

See notes to consolidated condensed financial statements.

                     SARATOGA BANCORP AND SUBSIDIARY
                    CONSOLIDATED CONDENSED INCOME STATEMENTS (Unaudited)

                                            Three Months Ended
                                                March 31,
                                          1997           1996
                                      ------------   ------------
INTEREST INCOME:
 Loans                                 $1,303,000     $  983,000
 Investment securities                    592,000        603,000
 Federal funds sold                       224,000        155,000
                                      -----------    -----------
Total interest income                   2,119,000      1,741,000
                                      -----------    -----------
INTEREST EXPENSE:
 Deposits                                 731,000        618,000
 Other                                    280,000        196,000
                                      -----------    -----------
Total interest expense                  1,011,000        814,000
                                      -----------    -----------
NET INTEREST INCOME BEFORE
 CREDIT FOR CREDIT LOSSES               1,108,000        927,000
Credit for credit losses                     -           (50,000)
                                      -----------    -----------
Net interest income after
 credit for credit losses               1,108,000        977,000
Other income                              122,000         70,000
Other expenses                            780,000        722,000
                                      -----------    -----------
INCOME BEFORE INCOME TAXES                450,000        325,000
Provision for income taxes                171,000        123,000
                                      -----------    -----------
NET INCOME                            $   279,000    $   202,000
                                      ===========    ===========

NET INCOME PER COMMON AND
  EQUIVALENT SHARE                          $0.24          $0.18
                                      ===========    ===========


See notes to consolidated condensed financial statements.
<PAGEl\> 4
                    SARATOGA BANCORP AND SUBSIDIARY
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                             Three Months Ended
                                                   March 31,
                                              1997          1996
OPERATIONS:
 Net income                              $    279,000   $   202,000

 Adjustments to reconcile net
   income to net cash provided
   by (used in)operating
   activities:
   Credit for credit losses                      -          (50,000)
   Depreciation and amortization               46,000        42,000
   Other, net                                 187,000      (234,000)
Net cash provided by (used in)
 operating activities                         512,000       (40,000)

INVESTING ACTIVITIES:
  Proceeds from maturities of
    securities available for sale             690,000          -
  Proceeds from maturities of
    securities held to maturity               647,000       533,000
  Purchase of securities available
    for sale                                     -       (8,321,000)
  Purchase of securities held to
    maturity                                 (150,000)   (3,986,000)
  Net (increase) decrease in loans           (236,000)    1,340,000
  Purchases of premises and equipment         (17,000)     (293,000)

Net cash provided by (used in)
  investing activities                        934,000   (10,727,000)

FINANCING ACTIVITIES:
  Net increase in deposits                  2,159,000     3,415,000
  Payment of dividends                           -          (77,000)
  Net (decrease) increase in
    other borrowings                          (36,000)      974,000
  Decrease in federal funds purchased      (1,500,000)   (1,500,000)

Net cash provided by financing
  activities                                  623,000     2,812,000

NET INCREASE (DECREASE) IN CASH
  AND EQUIVALENTS                           2,069,000    (7,951,000)
Cash and equivalents,
  Beginning of period                      22,843,000    22,939,000

Cash and equivalents,End of period        $24,912,000   $14,988,000
                                          ===========   ===========

See notes to consolidated condensed financial statements.

                 SARATOGA BANCORP AND SUBSIDIARY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

           QUARTERS ENDED MARCH 31, 1997 AND 1996

1. The unaudited consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the periods are not necessarily indicative of the results to be expected for the full fiscal year.

2. Per share amounts are calculated using the weighted average shares outstanding plus the dilutive effect of shares issuable under stock options. The number of shares used to compute income per share was 1,176,013 shares for the three month period ended March 31, 1997 (1,089,378 shares for the comparable period in 1996). In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Earlier application is not permitted.

SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $0.27 and $0.20 for the quarters ended March 31, 1997 and 1996, respectively. Diluted EPS under SFAS 128 would not have been significantly different than EPS currently reported for the periods.

3. There was no cash paid for income taxes during the three months ended March 31, 1997. For the three months ended March 31, 1996,
cash paid for income taxes was $209,000.   During the three months
ended March 31, 1997 and 1996, cash paid for interest was $959,000 and $606,000, respectively.

                 SARATOGA BANCORP AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Summary of financial results

At March 31, 1997, total assets were $122,944,000, an increase of $1,160,000 (1.0%) from $121,784,000 at December 31, 1996. Net loans increased $236,000 from $52,033,000 at December 31, 1996 to $52,269,000 at March 31, 1997. Total deposits increased $2,159,000 (2.4%) from $89,444,000 at year-end 1996 to $91,603,000 at March
31, 1997.

Net income for the first quarter of 1997 was $279,000 or $.24 per share compared to $202,000 ($.18 per share) for the comparable period in 1996.

The increase in income resulted primarily from an increase in the volume of earning assets, offset in part by a decrease in the yield on earning assets and an increase in interest expense due to the increased volume of interest-bearing liabilities.


RESULTS OF OPERATIONS



FIRST QUARTER OF 1997 AND 1996


Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, matters described in
Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." Therefore, the information set forth therein should be carefully considered when evaluating the the business prospects of the Company and the Bank.

An analysis of the results of operations of the Company for the first quarter of 1997 compared to the first quarter of 1996 is presented below:

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:

                                   Three months ended March 31,

                               1997                        1996
                      Average           Average  Average           Average
                      Balance  Interest Yield(1) Balance  Interest Yield(1)
                                (In thousands, except percentages)
Assets:
Earning assets:
  Loans (2)          $ 53,050    $1,303  9.8%    $37,547    $ 983  10.5%
  Securities           41,558       592  5.7      37,961      603   6.4
  Federal funds sold   17,777       224  5.0      11,880      155   5.2
  Total interest
    earning assets    112,385     2,119  7.5      87,388    1,741   8.0
Cash and due from
  banks                 4,446                      3,937
Other assets (3)        3,992                      4,204
                     $120,823                    $95,529
                     ========                    =======
Liabilities and
  Shareholders'
  Equity:
Interest-bearing
  liabilities:
  Demand deposits    $ 37,006       311  3.4     $24,163       202  3.3
  Time deposits        31,715       420  5.3      31,051       416  5.4
  Other borrowings     18,183       280  6.2      12,095       196  6.5
  Total interest-
    bearing
    liabilities        86,904     1,011  4.7      67,309       814  4.8
Demand deposits        21,033                     16,237
Other liabilities         774                        877
Total liabilities     108,711                     84,423
Shareholders' equity   12,112                     11,106
                     $120,823                    $95,529
                     ========                    =======

Net interest income and margin   $1,108  3.9%                 $927  4.2%
                                 ======                     ======

(1)  Annualized.
(2) Loan interest income includes loan fee income of $83,000 and $77,000 for the quarters ended March 31, 1997 and 1996, respectively.
(3) Other assets include the average allowance for credit losses of $623,000 and $761,000 and deferred loan fees of $325,000 and $295,000 for the quarters ended March 31, 1997 and 1996, respectively.

Provision for credit losses

The Bank maintains an allowance for possible credit losses which is based, in part, on the Bank's historical loss experience, the impact of forecasted economic conditions within the Bank's market area, and, as applicable, the State of California, the value of the underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating
expense and recoveries of previously charged-off loans.   During
the first quarter of 1997, the Bank did not record a provision for credit losses. During the first quarter of 1996, the Bank reversed $50,000 from the allowance for credit losses. There were $18,000 in loans charged-off and $10,000 in recoveries in the first quarter of 1997, compared to $29,000 in loans charged-off and $11,000 in recoveries in the first quarter of 1996.

At March 31, 1997, the allowance for credit losses was $620,000 or 1.2% of total loans, compared to $628,000 or 1.2% at December 31, 1996. There were no nonaccrual loans at March 31, 1997 or December 31, 1996.

At March 31, 1997 and December 31, 1996, there were no loans past due 90 days or more as to principal or interest and still accruing interest. There was one loan at March 31, 1997 in the amount of $183,000 which was a troubled debt restructuring as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." At March 31, 1997, there were five potential problem loans having a combined principal balance of $788,000 ($1,140,000 at December 31, 1996). Potential problem loans are loans which are generally current as to principal and interest but have been identified by the Company as potential problem loans due either to a decrease in the underlying value of the property securing the credit or some other deterioration in the creditworthiness of the borrower. All of the five loans identified as potential problem loans are secured by real estate and personal property.

Other Real Estate Owned ("OREO") totalled $1,252,000 at March 31,
1997 and December 31, 1996. OREO consisted of a 12 lot subdivision with an appraised value in excess of the Bank's carrying value.
The Company is actively marketing the property.

Nonperforming loans and OREO are summarized below:

                              March 31, 1997   December 31, 1996
Nonperforming loans:
  Past due 90 days or more      $     -          $     -
  Nonaccrual                          -                -

    Total                             -                -

Other real estate owned          1,252,000        1,252,000

Total nonperforming loans and
  other real estate owned       $1,252,000       $1,252,000
                                ==========       ==========

Management is of the opinion that the allowance for credit losses is maintained at an adequate level for known and currently anticipated future risks inherent in the loan portfolio. However, the Bank's loan portfolio, which includes approximately $31,000,000 in real estate loans representing approximately 60% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Bank's market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and OREO and the level of the allowance for loan losses which could adversely affect the Company's and the Bank's future growth and profitability.

NONINTEREST INCOME

Other income consists of service charges on deposit accounts, income from assets acquired for lease and fees for other miscellaneous services. Total other income increased from $70,000 in the first quarter of 1996 to $122,000 in the first quarter of 1997. This increase is primarily attributable to an increase in service charges assessed on deposit accounts and gain on sale of loans of $12,000.

NONINTEREST EXPENSE
Other expenses increased from $722,000 in the first quarter of 1996 to $780,000 in the first quarter of 1997. This increase is primarily attributable to an increase in salary and legal expenses. As a percentage of average earning assets, other expenses for the first quarter, on an annualized basis, were 3.3% and 2.8% in 1996 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Bank manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. Liquid assets as a percentage of deposits were 46% at March 31, 1997 and December 31, 1996. In addition to cash and due from banks, liquid assets include Federal funds sold and securities available for sale. The Bank has $11.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.

Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the positions taken with respect to liquidity and interest rate sensitivity continue to be appropriate. The Bank also utilizes a monthly "Gap" report which identifies rate sensitivity over the short- and long-terms.


The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Company's earning assets and interest-bearing liabilities at March 31, 1997, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

Based on the contractual terms of its assets and liabilities, the Bank is currently liability sensitive in terms of its exposure to interest rates through the next five years. In other words, the Bank's liabilities reprice faster than its assets during the next five years.

DISTRIBUTION OF REPRICING OPPORTUNITIES
At March 31, 1997
(Dollars in thousands)

                            After Three After Six   After One
                   Within   Months But  Months But  Year But   After
                   Three    Within Six  Within One  Within     Five
                   Months     Months       Year     Five Years Years    Total
Federal funds sold   $20,000   $   -       $   -      $   -    $   -    $20,000
Municipal securities     230       405         -        2,209    2,648    5,492
U.S. Treasury and
 Agency securities     3,493       -         2,709      8,142   17,553   31,987
FRB/FHLB stock           -         -           -          -      3,453    3,453
Loans                 27,608     2,389       2,536      7,022   13,659   53,214

Total earning assets $51,331   $ 2,794     $ 5,245    $17,373  $37,313 $114,056

Interest-bearing
  demand deposits    $40,055   $   -       $   -      $   -    $    -   $ 40,055
Savings deposits       3,958       -           -          -         -      3,958
Time certificates of
  deposit of $100,000
  or more              4,977   $ 1,922     $ 1,787    $ 2,929       -     11,615
Other time deposits    4,866     1,776       4,380      3,703       -     14,725
Other borrowings        -          -           -        7,103  $11,062    18,165

Total interest-bearing
  liabilities        $53,856    $3,698     $ 6,167    $13,735  $11,062  $ 88,518

Interest rate
  sensitivity gap    $(2,525)  $  (904)    $  (922)   $ 3,638  $26,251  $ 25,538
                    =======   =======     =======     =======  =======  ========
Cumulative interest
  rate sensitivity
  gap                $(2,525)  $(3,429)    $(4,351)   $  (713)  $25,538
                     =======   =======     =======    =======   =======
Interest rate
  sensitivity gap
  ratio                0.95%     0.76%       0.85%      1.26%     3.37%

Cumulative interest
  rate sensitivity
  gap ratio            0.95%     0.94%       0.93%      0.99%     1.29%

The Company and the Bank are subject to capital adequacy guidelines issued by the Board of Governors of the Federal Reserve System (the "Board of Governors") and the Office of the Comptroller of the Currency ("OCC"). The Company and the Bank are required to maintain total capital equal to at least 8% of assets and commitments to extend credit, weighted by risk, of which at least 4% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of loan loss reserves. Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8% total ratio. For example, cash and government securities are assigned to a 0% risk-weighted category, most home mortgage loans are assigned to a 50% risk-weighted category requiring a 4% capital allocation and commercial loans are assigned to a 100% risk-weighted category requiring an 8% capital allocation. As of March 31, 1997, the Company's total risk-based capital ratio was approximately 18.4% (approximately 17.3% for the Bank) compared to approximately 18.0% (approximately 17.1% for the Bank) at December 31, 1996.

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

The following table reflects the Company's leverage, Tier 1 and total risk-based capital ratios as of March 31, 1997 and December 31, 1996.

                                March 31, 1997  December 31, 1996
Leverage ratio                         9.8%             10.5%
Tier 1 capital ratio                  17.5%             17.1%
Total risk-based capital ratio        18.4%             18.0%

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

OTHER MATTERS

From time to time, the Company's Board of Directors reviews and consults with advisors, including investment banking and legal advisors, regarding banking industry trends and developments, as well as internal and external opportunities to maximize shareholder value. Such reviews and consultations include evaluating and comparing internal results of operations projections and external opportunities for mergers, acquisitions, reorganizations, or other transactions with third parties which may be in the interests of the Company's shareholders. The Company's Board of Directors considers such periodic review and consultation to be important as part of their analysis of the Company's value and prospects in the changing banking environment and in view of the current consolidation activity within the banking industry.

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

     27.1 Financial Data Schedule

(b)  Reports on Form 8-K

     On April 1, 1997, Registrant filed a Current Report on
     Form 8-K, dated March 31, 1997, reporting under Item
     6 (Resignations of registrant's directors) the resignation of Neal A. Cabrinha.


                             SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                               SARATOGA BANCORP


                              Richard L. Mount
Date: May 8, 1997             -------------------------
                              Richard L. Mount, President
                             (Principal Executive Officer)

                         INDEX TO EXHIBITS

                                                  Sequentially
                                                    Numbered
Number                   Exhibits                     Page

 27.1          Financial Data Schedule                 16