Form 10-Q
period 1997-06-30
SARATOGA BANCORP
filed 1997-07-29
CIK 702700

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997 or

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

                                 Yes  X     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       CLASS           SHARES OUTSTANDING AT JULY 28, 1997
   Common Stock                     1,059,144

                     Exhibit Index at Page 18


                       Page 1 of 19 pages

                  PART I - FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

                 SARATOGA BANCORP AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS

                               June 30,       December 31,
                                       1997             1996*
                                   (Unaudited)
ASSETS
Cash and due from banks            $ 4,352,000      $ 4,543,000
Federal funds sold                   7,200,000       18,300,000
Total cash and equivalents          11,552,000       22,843,000

Securities available for sale       19,075,000       17,949,000
Securities held to maturity         36,095,000       24,111,000
Loans, net                          52,653,000       52,033,000
Other real estate owned                   -           1,252,000
Premises and equipment               2,070,000        2,135,000
Other assets                         1,775,000        1,461,000

TOTAL ASSETS                      $123,220,000     $121,784,000
                                  ============     ============
LIABILITIES
Deposits:
  Non-interest bearing            $ 21,873,000     $ 22,823,000
  Interest bearing                  64,508,000       66,621,000
Total deposits                      86,381,000       89,444,000
Federal funds purchased                 -             1,500,000
Other borrowings                    23,094,000       18,201,000
Accrued expenses and
  other liabilities                  1,174,000          687,000

TOTAL LIABILITIES                  110,649,000      109,832,000

SHAREHOLDERS' EQUITY
Common stock, no par value;
 Authorized: 20,000,000 shares;
 Issued and outstanding:
 1,059,144 and 1,036,392 shares      4,509,000        4,461,000
Retained earnings                    8,215,000        7,717,000
Net unrealized loss on investments
 available for sale                   (153,000)        (226,000)

TOTAL SHAREHOLDERS' EQUITY          12,571,000       11,952,000
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY            $123,220,000     $121,784,000
                                  ============     ============


*Derived from the December 31, 1996 audited balance sheet included in the Company's 1996 Annual Report on Form 10-K.

See notes to consolidated condensed financial statements.

                      SARATOGA BANCORP AND SUBSIDIARY
            CONSOLIDATED CONDENSED INCOME STATEMENTS (Unaudited)

                             Three Months Ended       Six Months Ended
                                  June 30,                June 30,
                              1997        1996        1997        1996
INTEREST INCOME:
  Loans                    $1,331,000  $  989,000  $2,634,000  $1,972,000
  Investment securities       853,000     724,000   1,445,000   1,327,000
  Federal funds sold          107,000     131,000     331,000     286,000
Total interest income       2,291,000   1,844,000   4,410,000   3,585,000

INTEREST EXPENSE:
  Deposits                    697,000     650,000   1,428,000   1,268,000
  Other                       358,000     189,000     638,000     385,000

Total interest expense      1,055,000     839,000   2,066,000   1,653,000

NET INTEREST INCOME BEFORE
 CREDIT FOR CREDIT LOSSES   1,236,000   1,005,000   2,344,000   1,932,000
Credit for credit
 losses                          -            -          -        (50,000)

Net interest income after
  credit for credit losses  1,236,000   1,005,000   2,344,000   1,982,000
Other income                  111,000      81,000     233,000     151,000
Other expenses                824,000     727,000   1,604,000   1,449,000

INCOME BEFORE INCOME TAXES    523,000     359,000     973,000     684,000
Provision for income taxes    199,000     137,000     370,000     260,000

NET INCOME                 $  324,000  $  222,000  $  603,000  $  424,000
                           ==========  ==========  ==========  ==========

NET INCOME PER COMMON
  AND EQUIVALENT SHARE     $     0.27 $      0.20  $     0.51  $     0.38
                           ==========  ==========  ==========  ==========


See notes to consolidated condensed financial statements.

                       SARATOGA BANCORP AND SUBSIDIARY
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                    Six Months Ended
                                                        June 30,
                                                   1997           1996
OPERATIONS:
 Net income                                    $   603,000   $   424,000

 Adjustments to reconcile net income to
   net cash provided by (used in)operating
   activities:
   Credit for credit losses                           -          (50,000)
   Depreciation and amortization                    89,000        84,000
   Other, net                                      253,000      (544,000)

Net cash provided by (used in)operating
   activities                                      945,000       (86,000)

INVESTING ACTIVITIES:
   Proceeds from sale of investments
    available for sale                           8,084,000          -
   Proceeds from maturities of investments
    available for sale                           1,434,000     4,794,000
   Proceeds from maturities of investments
    held to maturity                             1,571,000     1,787,000
   Purchase of securities available for sale   (10,814,000)   (9,838,000)
   Purchase of securities held to maturity     (13,450,000)   (3,986,000)
   Net increase in loans                          (620,000)   (1,854,000)
   Purchases of premises and equipment             (24,000)     (328,000)
   Sale of premises and equipment                     -           50,000
   Proceeds from sale of OREO                    1,311,000       652,000

Net cash used in investing activities          (12,509,000)   (8,723,000)

FINANCING ACTIVITIES:
  Net (decrease) increase in deposits           (3,063,000)    6,550,000
  Exercise of stock options                         48,000          -
  Payment of dividends                            (105,000)      (77,000)
  Increase in other borrowings                   4,893,000     1,362,000
  Decrease in federal funds purchased           (1,500,000)   (1,500,000)

Net cash provided by financing activities          273,000     6,335,000

NET DECREASE IN CASH AND EQUIVALENTS           (11,291,000)   (2,474,000)
Cash and equivalents, beginning of period       22,843,000    22,939,000

Cash and equivalents, end of period            $11,552,000   $20,465,000
                                               ===========   ===========

See notes to consolidated condensed financial statements.

                 SARATOGA BANCORP AND SUBSIDIARY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

             QUARTERS ENDED JUNE 30, 1997 AND 1996

1. The unaudited consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the periods are not necessarily indicative of the results to be expected for the full fiscal year.

2. Per share amounts are calculated using the weighted average shares outstanding plus the dilutive effect of shares issuable under stock options. The number of shares used to compute income per share was 1,048,447 shares and 1,042,453 shares for the three and six month periods ended June 30, 1997 (1,113,064 shares for the comparable three and six month periods in 1996). In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Earlier application is not permitted.

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

If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $0.31 and $0.58 for the three and six month periods ended June 30, 1997, respectively ($0.22 and $0.41 for the comparable prior year periods). Diluted EPS under SFAS 128 would not have been significantly different than EPS currently reported for the periods.


3. During the six months ended June 30, 1997 and 1996, cash paid for income taxes was $155,000 and $367,000, respectively. For the six months ended June 30, 1997 and 1996, cash paid for interest was $2,056,000 and $1,263,000, respectively.

                 SARATOGA BANCORP AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Summary of financial results

At June 30, 1997, total assets were $123,220,000, a 1.2% increase from $121,784,000 at December 31, 1996. Net loans increased
$620,000 (1.2%) from $52,033,000 at December 31, 1996 to
$52,653,000 at June 30, 1997.  Total deposits decreased
$3,063,000 (3.4%) from $89,444,000 at December 31, 1996 to
$86,381,000 at June 30, 1997.

Net income for the second quarter of 1997 was $324,000 or $.27 per share compared to $222,000 or $.20 per share for the comparable period in 1996. Net income for the first six months of 1997 was $603,000 or $.51 per share compared to $424,000 or $.39 per share for the comparable period in 1996.

The increase in income resulted primarily from an increase in the volume of earning assets, offset in part by an increase in interest expense due to the increased volume of interest-bearing liabilities.



RESULTS OF OPERATIONS



SECOND QUARTER OF 1997 AND 1996


Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, matters described in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Bank.

An analysis of the results of operations of the Company for the second quarter of 1997 compared to the second quarter of 1996 is presented below:

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:

                                 Three months ended June 30,

                               1997                        1996
                      Average           Average  Average           Average
                      Balance  Interest Yield(1) Balance  Interest Yield(1)
                                (In thousands, except percentages)
Assets:
Earning assets:
  Loans (2)          $ 53,224    $1,331 10.0%   $ 37,651    $ 989  10.5%
  Investment
    securities         54,419       853  6.3      44,795      724   6.5
  Federal funds sold    7,340       107  5.8      10,152      131   5.2
  Total interest
    earning assets    114,983     2,291  8.0      92,598    1,844   8.0
Cash and due from
  banks                 4,697                      4,257
Other assets (3)        3,993                      3,977
                     $123,673                   $100,832
                     ========                   ========
Liabilities and
  Shareholders'
  Equity:
Interest-bearing
  liabilities:
  Demand deposits    $ 37,173       315  3.4    $ 30,197       265  3.5
  Time deposits        28,981       382  5.3      28,281       385  5.4
  Other borrowings     22,694       358  6.3      11,537       189  6.6
  Total interest-
    bearing
    liabilities        88,848     1,055  4.7      70,015       839  4.7
Demand deposits        21,448                     18,768
Other liabilities       1,054                        777
Total liabilities     111,350                     89,560
Shareholders' equity   12,323                     11,272
                     $123,673                   $100,832
                      =======                    =======

Net interest income and margin   $1,236  4.3%               $1,005  4.3%
                                 ======                     ======

(1)  Annualized.
(2) Loan interest income includes loan fee income of $83,000 and $78,000 for the quarters ended June 30, 1997 and 1996, respectively.
(3) Net of the average allowance for loan losses of $625,000 and $714,000 and deferred loan fees of $330,000 and $289,000 for the quarters ended June 30, 1997 and 1996, respectively.

Provision for credit losses

The Bank maintains an allowance for possible credit losses which is based, in part, on the Bank's historical loss experience, the impact of forecasted economic conditions within the Bank's market area, and, as applicable, the State of California, the value of the underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. During the second quarter of 1997 and 1996 the Bank did not record a provision for credit losses. There were $5,000 in loans charged-off and $10,000 in recoveries in the second quarter of 1997, as compared to $9,000 in loans charged-off and $12,000 in recoveries in the second quarter of 1996.

At June 30, 1997, the allowance for credit losses was $625,000 or 1.2% of total loans, compared to $628,000 or 1.2% at December 31, 1996. There were no nonaccrual loans at June 30, 1997 or December 31, 1996.

At June 30, 1997 and December 31, 1996, there were no loans past due 90 days or more as to principal or interest and still accruing interest. There was one loan at June 30, 1997 in the amount of $106,000 which was a troubled debt restructuring as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." At June 30, 1997, there were four potential problem loans having a combined principal balance of $757,000 ($1,140,000 at December 31, 1996). Potential problem loans are loans which are generally current as to principal and interest but have been identified by the Company as potential problem loans due either to a decrease in the underlying value of the property securing the credit or some other deterioration in the creditworthiness of the borrower. All of the four loans identified as potential problem loans are secured by real estate and personal property.

At June 30, 1997, there was no Other Real Estate Owned
("OREO")($1,252,000 at December 31, 1996).

Nonperforming loans and other real estate owned are summarized below:
                               June 30, 1997   December 31, 1996
Nonperforming loans:
  Past due 90 days or more      $     -          $     -
  Nonaccrual                          -                -

    Total                             -                -

Other real estate owned               -           1,252,000

Total nonperforming loans and
  other real estate owned       $     -          $1,252,000
                                ==========       ==========

Management is of the opinion that the allowance for credit losses is maintained at an adequate level for known and currently anticipated future risks inherent in the loan portfolio.
However, the Bank's loan portfolio, which includes approximately $32,000,000 in real estate loans representing approximately 61% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Bank's market area continue to weaken. The effect of such events could result in an increase in the level of nonperforming loans and OREO and the level of the allowance for loan losses which could adversely affect the Company's and the Bank's future growth and profitability.

NONINTEREST INCOME

Other income consists of service charges on deposit accounts, income from assets acquired for lease and fees for other miscellaneous services. Total other income increased from $81,000 in the second quarter of 1996 to $111,000 in the second quarter of 1997. This increase is primarily attributable to a gain on sale of OREO of $7,000, an increase in rental income on assets acquired for lease of $12,000 and an increase of $19,000 in service charges assessed on deposit accounts.

NONINTEREST EXPENSES

Other expenses increased from $727,000 in the second quarter of 1996 to $824,000 in the second quarter of 1997. The increase is primarily attributable to a loss on sale of securities of $35,000 and an increase in salary expense of $16,000 and in advertising and public relations expenses of $29,000. As a percentage of average earning assets, other expenses for the second quarter, on an annualized basis, decreased from 3.1% in 1996 to 2.9% in 1997.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

An analysis of the results of operations of the Company for the six month period ended June 30, 1997 compared to the comparable period in 1996 is as follows:

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:

                                 Six months ended June 30,

                               1997                        1996
                      Average           Average  Average           Average
                      Balance  Interest Yield(1) Balance  Interest Yield(1)
                                (In thousands, except percentages)
Assets:                                   (Unaudited)
Earning assets:
  Loans (2)          $ 53,138    $2,634  9.9%    $37,599    $1,972 10.5%
  Investment
    securities         48,024     1,445  6.0      41,365     1,327  6.4
  Federal funds sold   12,529       331  5.3      11,016       286  5.2
  Total interest
    earning assets    113,691     4,410  7.8      89,980     3,585  8.0
Cash and due from
  banks                 4,573                      4,097
Other assets (3)        3,999                      4,107
                     $122,263                    $98,184
                     ========                    =======
Liabilities and
  Shareholders'
  Equity:
Interest-bearing
  liabilities:
  Demand deposits    $ 37,095       626  3.4     $29,072       467  3.2
  Time deposits        30,340       802  5.3      27,789       801  5.8
  Other borrowings     20,459       638  6.2      11,816       385  6.5
  Total interest-
    bearing
    liabilities        87,875     2,066  4.7      68,677     1,653  4.8
Demand deposits        21,249                     17,529
Other liabilities         927                        827
Total liabilities     110,050                     87,033
Shareholders' equity   12,193                     11,151
                     $122,263                    $98,184
                     ========                    =======

Net interest income and margin   $2,344  4.1%               $1,932  4.3%
                                 ======                     ======

(1)  Annualized.
(2) Loan interest income includes loan fee income of $166,000 and $146,000 for the six months ended June 30, 1997 and 1996, respectively.
(3) Net of the average allowance for loan losses of $624,000 and $738,000, and deferred loan fees of $325,000 and $292,000 for the six months ended June 30, 1997 and 1996, respectively.

PROVISION FOR CREDIT LOSSES

During the first six months of 1997, the Bank did not provide any additional funds to the provision for credit losses. During the first six months of 1996, the Bank reversed $50,000 from the allowance for credit losses. There were $23,000 in loans charged off and $20,000 in recoveries for the six months ended June 30, 1997, compared to $33,000 in loans charged off and $23,000 in recoveries for the first six months of 1996.

NONINTEREST INCOME

Other income consists of service charges on deposit accounts, income on assets acquired for lease and fees for other miscellaneous services. Total other income increased from $151,000 in 1996 to $233,000 in 1997. The increase is primarily attributable to an increase in service charges assessed on deposit accounts of $51,000, a gain on sale of loans of $12,000 and a gain on sale of OREO of $7,000.

NONINTEREST EXPENSES

Other expenses have increased from $1,449,000 in 1996 to $1,604,000 in 1997 due primarily to a loss on sale of securities of $35,000 and an increase in salary expense of $62,000 and legal expenses of $35,000. As a percentage of average earning assets, other expenses, on an annualized basis, decreased from 3.2% in 1996 to 2.8% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Bank manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. At June 30, 1997 liquid assets as a percentage of deposits were 35% (46% at December 31, 1996). In addition to cash and due from banks, liquid assets include short-term time deposits with other banks, Federal funds sold and investment securities available for sale. The Bank has $11.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.

Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the positions taken with respect to liquidity and interest rate sensitivity continue to be appropriate. The Bank also utilizes a monthly "Gap" report which identifies rate sensitivity over the short- and long-term.


The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Company's earning assets and interest-bearing liabilities at June 30, 1997, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

Based on the contractual terms of its assets and liabilities, the Bank is currently liability sensitive in terms of its exposure to interest rates through the next five years. In other words, the Bank's liabilities reprice faster than its assets in the short-term.

DISTRIBUTION OF REPRICING OPPORTUNITIES
At June 30, 1997
(Dollars in thousands)

                       After Three  After Six   After One
               Within  Months But   Months But  Year But    After
               Three   Within Six   Within One    Within    Five
               Months    Months        Year     Five Years  Years      Total
Federal
funds sold   $ 7,200       -           -            -          -    $ 7,200
Municipal
securities       405       -      $    200      $ 2,009    $ 2,651    5,265
U.S. Treasury
 and agency
  securities   3,347       -         2,993       17,765     21,485   45,590
FRB stock       -          -          -            -         4,315    4,315
Loans         29,250     1,188       2,943        7,858     12,398   53,637

Total
 earning
 assets      $40,202   $ 1,188    $  6,136      $27,632    $40,849  116,007

Interest
 bearing
 demand
 accounts    $33,240       -           -           -           -     33,240
Savings
 accounts      4,257       -           -           -           -      4,257
Time
certificates
 of deposit
 of $100,000
 or more       6,809   $ 1,800    $  2,140     $ 2,169         -     12,918
Other time
 deposits      3,487     4,275       4,076       2,255         -     14,093
Other
 borrowings     -         -          5,000       7,082     $11,012   23,094

Total interest
 -bearing
 liabilities $47,793   $ 6,075    $ 11,216     $11,506     $11,012   87,602

Interest rate
  sensitivity
  gap        $(7,591)  $(4,887)   $ (5,080)    $16,126     $29,837   $28,405
             =======   =======    ========     =======     =======   =======
Cumulative
 interest rate
 sensitivity
 gap         $(7,591) $(12,478)   $(17,558)    $(1,432)    $28,405
             =======   =======     ========    =======     =======
Interest rate
  sensitivity
  gap ratio    0.84%     0.20%       0.55%       2.40%       N/A

Cumulative
 interest rate
 sensitivity
 gap ratio     0.84%     0.77%       0.73%       0.98%      1.32%

The Company and the Bank are subject to capital adequacy guidelines issued by the Board of Governors of the Federal Reserve System (the "BGFRS") and the Office of the Comptroller of the Currency ("OCC"). The Company and the Bank are required to maintain total capital equal to at least 8% of assets and commitments to extend credit, weighted by risk, of which at least 4% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of loan loss reserves. Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8% total ratio. For example, cash and government securities are assigned to a 0% risk-weighted category, most home mortgage loans are assigned to a 50% risk-weighted category requiring a 4% capital allocation and commercial loans are assigned to a 100% risk-weighted category requiring an 8% capital allocation. As of June 30, 1997, the Company's total risk-based capital ratio was approximately 19.6% (approximately 18.6% for the Bank) compared to approximately 18.0% (approximately 17.1% for the Bank) at December 31, 1996.

The BGFRS and the OCC adopted a 3% minimum leverage ratio for banking organizations as a supplement to the risk-weighted capital guidelines. The minimum leverage ratio is intended to limit the ability of banking organizations to leverage their equity capital base by increasing assets and liabilities without increasing capital proportionately. The 3% minimum leverage ratio constitutes a minimum ratio for well-run banking
organizations.   Organizations experiencing or anticipating
significant growth or failing to meet certain BGFRS standards will be required to maintain a minimum leverage ratio ranging from 100 to 200 basis points in excess of the 3% ratio.

The following table reflects the Company's leverage, Tier 1 and total risk-based capital ratios for the quarter ended June 30, 1997 and the year ended December 31, 1996.

                                 June 30, 1997  December 31, 1996
Leverage ratio                        10.3%             10.5%
Tier 1 capital ratio                  18.7%             17.1%
Total risk-based capital ratio        19.6%             18.0%

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

         Not applicable

Item 3. Defaults upon Senior Securities

         Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

         The shareholders of Saratoga Bancorp took the following action at the Annual Meeting of Shareholders held on May
         22, 1997 at the Company's main office located at 12000 Saratoga-Sunnyvale Road, Saratoga, California:


     1.  Approved the election of management's slate of nominees for directors, each of whom were incumbent directors, as
         follows:
                                            Votes
                                    For             Withheld

         Victor Aboukhater       605,907              None
         Robert G. Egan          605,907              None
         William D. Kron         605,907              None
         John F. Lynch, III      605,907              None
         V. Ronald Mancuso       605,907              None
         Richard L. Mount        605,907              None

     2. Ratified appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 1997.

                                    VOTES
         FOR                       768,449

         AGAINST                    23,838

         ABSTAIN                    30,447

Item 5.  Other Information

           Not applicable

Item 6.  Exhibits and Reports on Form 8-K

        (a)  (3)  Exhibits

                (27.1) Financial Data Schedules

        (b)       Reports on Form 8-K

                    On May 28, 1997, Registrant filed a Current
                    Report on Form 8-K, dated May 28, 1997
                    reporting under Item 5 (Other Events)
                    detailing actions taken at the Annual Meeting of Shareholders of Registrant held on May 22, 1997. See Item 4 herein for additional information.


                            SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                               SARATOGA BANCORP


                               Richard L. Mount
Date: July 29, 1997           -------------------------
                               Richard L. Mount, President
                              (Principal Executive Officer)

                        INDEX TO EXHIBITS

                                             Sequentially
                                               Numbered
Number                   Exhibits                Page

 27.1          Financial Data Schedule             19