Form 10-Q
period 1997-09-30
SARATOGA BANCORP
filed 1997-11-04
CIK 702700

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997 or

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

                                 Yes  X     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       CLASS           SHARES OUTSTANDING AT OCTOBER 29, 1996
   Common Stock                     1,063,302

             The Index to Exhibits appears on Page 19

                       Page 1 of 20 pages

                  PART I - FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

                 SARATOGA BANCORP AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS

                                  September 30,    December 31,
                                      1997             1996*
                                   (Unaudited)
ASSETS
Cash and due from banks           $  4,428,000     $  4,543,000
Federal funds sold                  10,700,000       18,300,000

Total cash and equivalents          15,128,000       22,843,000

Interest-bearing
 deposits in other banks             1,489,000             -
Securities available for sale       15,132,000       17,949,000
Securities held to maturity         35,088,000       24,111,000
Loans, net                          55,115,000       52,033,000
Other real estate owned                   -           1,252,000
Premises and equipment               2,025,000        2,135,000
Other assets                         1,575,000        1,461,000

TOTAL ASSETS                      $125,552,000     $121,784,000
                                  ============     ============
LIABILITIES
Deposits:
  Non-interest bearing            $ 20,756,000     $ 22,823,000
  Interest bearing                  67,318,000       66,621,000
Total deposits                      88,074,000       89,444,000
Federal funds purchased                   -           1,500,000
Other borrowings                    23,039,000       18,201,000
Accrued expenses and
  other liabilities                  1,495,000          687,000

TOTAL LIABILITIES                  112,608,000      109,832,000

SHAREHOLDERS' EQUITY
Common stock, no par value;
 Authorized: 20,000,000 shares;
 Issued and outstanding:
 1,063,302 and 1,036,392 shares      4,531,000        4,461,000
Retained earnings                    8,576,000        7,717,000
Net unrealized loss on securities
 available for sale                   (163,000)        (226,000)

TOTAL SHAREHOLDERS' EQUITY          12,944,000       11,952,000
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY            $125,552,000     $121,784,000
                                  ============     ============


*Derived from the December 31, 1996 audited balance sheet included in the Company's 1996 Annual Report on Form 10-K.

See notes to consolidated condensed financial statements.

                      SARATOGA BANCORP AND SUBSIDIARY
            CONSOLIDATED CONDENSED INCOME STATEMENTS (Unaudited)

                             Three Months Ended      Nine Months Ended
                                September 30,          September 30,
                              1997        1996        1997        1996
INTEREST INCOME:
  Loans                    $1,388,000  $1,179,000  $4,022,000  $3,151,000
  Investment securities       872,000     655,000   2,317,000   1,982,000
  Federal funds sold          167,000     232,000     498,000     518,000
Total interest income       2,427,000   2,066,000   6,837,000   5,651,000

INTEREST EXPENSE:
  Deposits                    748,000     714,000   2,176,000   1,982,000
  Other                       356,000     218,000     994,000     603,000

Total interest expense      1,104,000     932,000   3,170,000   2,585,000

NET INTEREST INCOME BEFORE
  CREDIT FOR CREDIT LOSSES  1,323,000   1,134,000   3,667,000   3,066,000
Credit for credit losses         -           -           -        (50,000)

Net interest income after
  credit for credit losses  1,323,000   1,134,000   3,667,000   3,116,000
Other income                  175,000      88,000     408,000     239,000
Other expenses                745,000     735,000   2,349,000   2,184,000

INCOME BEFORE INCOME TAXES    753,000     487,000   1,726,000   1,171,000
Provision for income taxes    286,000     185,000     656,000     445,000

NET INCOME                   $467,000    $302,000  $1,070,000    $726,000
                           ==========  ==========  ==========  ==========

NET INCOME PER COMMON
  AND EQUIVALENT SHARE          $0.39       $0.26       $0.91       $0.63
                           ==========  ==========  ==========  ==========


See notes to consolidated condensed financial statements.

                      SARATOGA BANCORP AND SUBSIDIARY
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                    Nine Months Ended
                                                       September 30,
                                                   1997           1996
OPERATIONS:
 Net income                                    $ 1,070,000   $   726,000

 Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Credit for credit losses                           -          (50,000)
   Depreciation and amortization                   134,000       125,000
   Other, net                                      648,000      (283,000)

Net cash provided by operating
   activities                                    1,852,000       518,000

INVESTING ACTIVITIES:
   Proceeds from sale of securities
    available for sale                          18,084,000     2,496,000
   Proceeds from maturities of securities
    available for sale                           1,434,000     6,558,000
   Proceeds from maturities of securities
    held to maturity                             7,072,000     3,411,000
   Purchase of securities available for sale   (16,814,000)   (9,913,000)
   Purchase of securities held to maturity     (17,886,000)   (4,136,000)
   Net increase in loans                        (3,082,000)   (7,228,000)
   Purchases of premises and equipment             (24,000)     (433,000)
   Sale of premises and equipment                     -          133,000
   Proceeds from sale of OREO                    1,311,000       652,000
   Purchase of interest bearing deposits        (1,489,000)         -

Net cash used in investing activities          (11,394,000)   (8,460,000)

FINANCING ACTIVITIES:
  Net (decrease)increase in deposits            (1,370,000)    8,286,000
  Exercise of stock options                         70,000          -
  Payment of dividends                            (211,000)     (181,000)
  Increase in other borrowings                   4,838,000     1,975,000
  Decrease in federal funds purchased           (1,500,000)   (1,500,000)

Net cash provided by financing
   activities                                    1,827,000     8,580,000

NET (DECREASE)INCREASE IN CASH AND EQUIVALENTS  (7,715,000)      638,000
Cash and equivalents, beginning of period       22,843,000    22,939,000

Cash and equivalents, end of period            $15,128,000   $23,577,000
                                               ===========   ===========

See notes to consolidated condensed financial statements.

                 SARATOGA BANCORP AND SUBSIDIARY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

           QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

1. The unaudited consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary to fairly state the results for the periods presented. The results for the periods are not necessarily indicative of the results to be expected for the full fiscal year.

2. Per share amounts are calculated using the weighted average shares outstanding plus the dilutive effect of shares issuable under stock options. The number of shares used to compute income per share was 1,189,657 shares and 1,177,275 shares for the three- and nine-month periods ended September 30, 1997 (1,158,932 shares and 1,157,060 shares for the comparable three- and nine-month periods in 1996). In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards SFAS No. 128, "Earnings per Share". The Company is required to adpot SFAS 128 in the fourth quarter of 1997 and will restate at that time earnings per share (EPS) data
for prior periods to conform with SFAS 128.   Earlier application
is not permitted.

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

If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $0.44 and $1.02 for the three and nine month periods ended September 30, 1997, respectively ($0.29 and $0.70 for the comparable prior year periods). Diluted EPS under SFAS 128 would not have been significantly different than EPS currently reported for the periods.

3. For the nine months ended September 30, 1997 and 1996, cash paid for taxes was $317,000 and $636,000, respectively. For the nine months ended September 30, 1997 and 1996, cash paid for interest was $3,108,000 and $3,112,000, respectively.

4. In June 1997, the Financial Accounting Standards Board adopted SFAS No. 130 "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 "Disclosures about Segmentsof an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's concolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

                 SARATOGA BANCORP AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, matters described in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) Competitive pressures in the banking industry; (2) changes in interest rate environment; (3) General economic conditions, either nationally or regionally; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and (6) changes in securities markets. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Bank.

SUMMARY OF FINANCIAL RESULTS

At September 30, 1997, total assets were $125,552,000, a 3.1% increase from $121,784,000 at December 31, 1996. Net loans increased $3,082,000 (5.9%) from $52,033,000 at December 31, 1996 to $55,115,000 at September 30, 1997. The increase was primarily in the longer term real estate loan portfolio. Total deposits decreased $1,370,000 (1.5%) from $89,444,000 at December 31, 1996 to $88,074,000 at September 30, 1997.

Net income for the third quarter of 1997 was $467,000 or $.39 per share compared to $302,000 ($.26 per share) for the comparable period in 1996. Net income for the first nine months of 1997 was $1,070,000 or $.91 per share compared to $726,000 or $.63 per share for the comparable period in 1996.

The increase in income resulted primarily from an increase in the volume of earning assets, offset in part by a decrease in the yield on earning assets and an increase in interest expense due to the increased volume of interest-bearing liabilities.

<PAGE > 8
RESULTS OF OPERATIONS


THIRD QUARTER OF 1997 AND 1996

An analysis of the results of operations of the Company for the third quarter of 1997 compared to the third quarter of 1996 is presented below:

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:

                               Three months ended September 30,

                               1997                        1996
                      Average           Average  Average           Average
                      Balance  Interest Yield(1) Balance  Interest Yield(1)
                                (In thousands, except percentages)
Assets:
Earning assets:
  Loans (2)           $54,842    $1,388 10.1%    $43,291   $1,179  10.9%
  Investment
    securities         52,877       872  6.6%     39,535      655   6.6%
  Federal funds sold   11,980       167  5.6%     17,636      232   5.3%
  Total interest
    earning assets    119,699     2,427  8.1%    100,462    2,066   8.2%
Cash and due from
  banks                 4,764                      4,088
Other assets (3)        2,795                      3,798
                     $127,258                   $108,348
                      =======                    =======
Liabilities and
  Shareholders'
  Equity:
Interest-bearing
  liabilities:
  Demand deposits     $34,777       297  3.4%    $34,212       281  3.3%
  Time deposits        34,128       451  5.3%     29,920       433  5.8%
  Other borrowings     23,075       356  6.2%     14,024       218  6.2%
  Total interest-
    bearing
    liabilities        91,980     1,104  4.8%     78,156       932  4.8%
Demand deposits        21,131                     18,042
Other liabilities       1,272                        896
Total liabilities     114,383                     97,094
Shareholders' equity   12,875                     11,254
                     $127,258                   $108,348
                      =======                    =======

Net interest income and margin   $1,323  4.4%               $1,134  4.5%
                                 ======                     ======

(1)  Annualized.
(2) Loan interest income includes loan fee income of $85,000 and $122,000 for the quarters ended September 30, 1997 and 1996, respectively.
(3) Includes the average allowance for credit losses of $601,000 and $716,000 and deferred loan fees of $360,000 and $344,000 for the quarters ended September 30, 1997 and 1996, respectively.

PROVISION FOR CREDIT LOSSES

The Bank maintains an allowance for possible credit losses which is based, in part, on the Bank's historical loss experience, the impact of forecasted economic conditions within the Bank's market area, and, as applicable, the State of California, the value of the underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. During the third quarter of 1997 and 1996 the Bank did not record a provision for credit losses. There were $92,000 in loans charged-off and $10,000 in recoveries in the third quarter of 1997. There were no loans charged-off and $9,000 in recoveries in the third quarter of 1996.

At September 30, 1997, the allowance for credit losses was $543,000 or 1.0% of total loans, compared to $628,000 or 1.2% at December 31, 1996. Nonaccrual loans totalled $365,000 at
September 30, 1997 (none at December 31, 1996).

At September 30, 1997 and December 31, 1996, there were no loans past due 90 days or more as to principal or interest and still accruing interest. At September 30, 1996 there were no loans which were troubled debt restructurings as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." At September 30, 1997, there were two potential problem loans having a combined principal balance of $331,000 ($1,140,000 at December 31, 1996). Potential problem loans are loans which are generally current as to principal and interest but have been identified by the Company as potential problem loans due either to a decrease in the underlying value of the property securing the credit or some other deterioration in the creditworthiness of the borrower. All of the two loans identified as potential problem loans are secured by real estate and personal property. At September 30, 1997, there were no loan concentrations other than Real Estate loans which represents approximately 60% of the portfolio.

At September 30, 1997, there was no Other Real Estate Owned
("OREO")($1,252,000 at December 31, 1996).

Nonperforming loans and other real estate owned are summarized below:
                           September 30, 1997   December 31, 1996
Nonperforming loans:
  Past due 90 days or more      $     -          $     -
  Nonaccrual                      365,000              -

    Total                             -                -

Other real estate owned               -           1,252,000

Total nonperforming loans and
  other real estate owned       $ 365,000        $1,252,000
                                ==========       ==========

Management is of the opinion that the allowance for credit losses is maintained at an adequate level for known and currently anticipated future risks inherent in the loan portfolio.
However, the Bank's loan portfolio, which includes approximately $34,000,000 in real estate loans representing approximately 60% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Bank's market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and OREO and the level of the allowance for loan losses which could adversely affect the Company's and the Bank's future growth and profitability.

NONINTEREST INCOME

Other income consists of service charges on deposit accounts, income from assets acquired for lease and fees for other miscellaneous services. Total other income increased from $88,000 in the third quarter of 1996 to $176,000 in the third quarter of 1997. This increase is primarily attributable to a gain on sale of securities of $68,000 realized in the third quarter of 1997 and an increase of $22,000 in service charges assessed on deposit accounts.

NONINTEREST EXPENSES

Other expenses increased from $735,000 in the third quarter of 1996 to $745,000 in the third quarter of 1997. This increase is primarily attributable to an increase in legal expense and advertising expense. As a percentage of average earning assets, other expenses for the third quarter, on an annualized basis, decreased from 2.9% in 1996 to 2.5% in 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

An analysis of the results of operations of the Company for the nine month period ended September 30, 1997 compared to the comparable period in 1996 is as follows:

NET INTEREST INCOME

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:

                                Nine months ended September 30,

                               1997                        1996
                      Average           Average  Average           Average
                      Balance  Interest Yield(1) Balance  Interest Yield(1)
                                (In thousands, except percentages)
Assets:
Earning assets:
  Loans (2)           $53,677    $4,022 10.0%    $39,495    $3,151 10.6
  Investment
    securities         49,660     2,317  6.2%     40,751     1,982  6.5%
  Federal funds sold   12,344       498  5.4%     13,239       518  5.2%
  Total interest
    earning assets    115,681     6,837  7.9%     93,485     5,651  8.1%
Cash and due from
  banks                 4,637                      4,094
Other assets (3)        3,600                      4,007
                     $123,918                   $101,586
                      =======                    =======
Liabilities and
  Shareholders'
  Equity:
Interest-bearing
  liabilities:
  Demand deposits    $ 36,287       923  3.4%    $30,756       748  3.2%
  Time deposits        31,617     1,253  5.3%     28,505     1,234  5.8%
  Other borrowings     21,340       994  6.2%     12,557       603  6.4%
  Total interest-
    bearing
    liabilities        89,244     3,170  4.7%     71,818     2,585  4.8%
Demand deposits        21,283                     17,678
Other liabilities       1,022                        852
Total liabilities     111,549                     90,348
Shareholders' equity   12,369                     11,238
                     $123,918                   $101,586
                     ========                    =======

Net interest income and margin   $3,667  4.2%               $3,066  4.4%
                                 ======                     ======

(1)  Annualized.
(2) Loan interest income included loan fee income of $252,000 and $268,000 for the nine months ended September 30, 1997 and 1996, respectively.
(3) Includes the average allowance for loan losses of $616,000 and $730,000, and deferred loan fees of $337,000 and $309,000 for the nine months ended September 30, 1997 and 1996, respectively.

PROVISION FOR CREDIT LOSSES

During the first nine months of 1997, the Bank did not record a provision for credit losses. During the first nine months of 1996, the Bank reversed $50,000 from the allowance for credit losses. There were $120,000 in loans charged off and $28,000 in recoveries for the nine months ending September 30, 1997, compared to $38,000 charged off and $45,000 in recoveries for the first nine months of 1996.

NONINTEREST INCOME

Other income consists of service charges on deposit accounts, income on assets acquired for lease and fees for other miscellaneous services. Total other income increased from $239,000 in the first nine months of 1996 to $408,000 in the first nine months of 1997. The increase is primarily attributable to a gain on sale of securities of $69,000, a gain on sale of loans of $12,000 and an increase in service charges assessed on deposit accounts of $70,000.

NONINTEREST EXPENSES

Other expenses increased from $2,184,000 in the first nine months of 1996 to $2,349,000 in the first nine months of 1997. The increase is primarily attributable to an increase in advertising and marketing expense, legal expense and a loss on sale of securities of $35,000. As a percentage of average earning assets, other expenses, on an annualized basis, decreased from 3.1% in 1996 to 2.7% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Bank manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. At September 30, 1997 liquid assets as a percentage of deposits were 34% (46% at December 31, 1996). In addition to cash and due from banks, liquid assets include short-term time deposits with other banks, Federal funds sold and investment securities available for sale. The Bank has $11.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.

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

DISTRIBUTION OF REPRICING OPPORTUNITIES
At September 30, 1997
(Dollars in thousands)

                       After Three  After Six   After One
              Within   Months But   Months But  Year But    After
               Three    Within Six  Within One    Within    Five
              Months     Months        Year     Five Years  Years    Total

Federal
funds sold   $10,700    $   -       $   -       $   -       $   -    $10,700
Interest
bearing
deposits in
other banks     -           -           -         1,489         -      1,489
Municipal
securities      -           -           862       2,218       1,908    4,988
U.S. Treasury
and agency
securities     3,067      1,997       1,728      12,821      21,244   40,857
FRB stock       -          -            -           -         4,375    4,375
Loans         31,623      2,181       1,163       8,427      12,639   56,033


Total
earning
assets       $45,390    $ 4,178      $ 3,753    $24,955     $40,166 $118,442

Interest
bearing
demand
deposits     $32,358    $   -        $   -      $  -        $   -   $ 32,358
Savings
accounts       7,688        -            -         -            -      7,688
Time certif-
icates of
deposit of
$100,000
or more        5,585      1,968        2,739      2,669         -     12,961
Other time
deposits       5,136      1,909        5,318      2,233         -     14,596
Other
borrowings      -          -           5,000      6,301      11,738   23,039

Total
interest-
bearing
liabilities  $50,767     $3,877      $13,057    $11,203     $11,738  $90,642


Interest
rate
sensitivity
gap          $(5,377)   $   301     $(9,304)    $13,752     $28,428  $27,800
             =======    =======     =======     =======     =======  =======

Cumulative
interest
rate
sensitivity
gap          $(5,377)   $(5,076)    $(14,380)   $  (628)    $27,800
             =======    =======     ========    =======     =======
Interest
rate
sensitivity
gap ratio      0.89%      1.08%        0.29%      2.23%       N/A

Cumulative
interest
rate
sensitivity
gap ratio      0.89%      0.91%        0.79%      0.99%      1.31%

The Company and the Bank are subject to capital adequacy guidelines issued by the Board of Governors of the Federal Reserve System (the "BGFRS") and the Office of the Comptroller of the Currency ("OCC"). The Company and the Bank are required to maintain total capital equal to at least 8% of assets and commitments to extend credit, weighted by risk, of which at least 4% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of loan loss reserves. Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8% total ratio. For example, cash and government securities are assigned to a 0% risk-weighted category, most home mortgage loans are assigned to a 50% risk-weighted category requiring a 4% capital allocation and commercial loans are assigned to a 100% risk-weighted category requiring an 8% capital allocation. As of September 30, 1997, the Company's total risk-based capital ratio was approximately 19.2% (approximately 18.4% for the Bank) compared to approximately 18.0% (approximately 17.1% for the Bank) at December 31, 1996.

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

The following table reflects the Company's leverage, Tier 1 and total risk-based capital ratios for the quarter ended September
30, 1997 and the year ended December 31, 1996.

                            September 30, 1997  December 31, 1996
Leverage ratio                        10.5%             10.5%
Tier 1 capital ratio                  18.5%             17.1%
Total risk-based capital ratio        19.2%             18.0%

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



           (27.1) Financial Data Schedule

(b)       Reports on Form 8-K

          On October 10, 1997, Registrant filed a Current
          Report on Form 8-K, dated September 29, 1997 reporting under Item 5 (Other Events) a ten cent
          ($0.10) cash dividend on outstanding shares of common stock of Saratoga Bancorp, to be payable on November 14, 1997 to shareholders of record at the close of business on October 31, 1997.

                           SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                               SARATOGA BANCORP



Date: November 3, 1997       -------------------------
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