Form 10-K
period 1997-12-31
SARATOGA BANCORP
filed 1998-03-26
CIK 702700

                                 FORM 10-K
                 SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                              (Mark One)
      X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended           December 31, 1997                  or

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

          Indicate by checkmark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


          The aggregate market value of the voting stock held by non-affiliates of Saratoga Bancorp on March 10, 1998 was $19,421,316

          As of March 10, 1998, Saratoga Bancorp had 1,091,967 shares of common stock outstanding.

          DOCUMENTS INCORPORATED BY REFERENCE

          The Company's Proxy Statement is incorporated herein by reference in
     Part III, Items 10 through 13.

                 The Index to Exhibits appears on page 62


                               Page 1 of 64  pages

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

     Saratoga Bancorp (the "Company") is a registered bank holding company whose principal asset (and only subsidiary) is the common stock of Saratoga National Bank (the "Bank"). The Company itself does not engage in any business activities other than the ownership of the Bank and investment of its available
funds.   As used herein, the term "Saratoga Bancorp" or the "Company" includes the subsidiary of the Company unless the context requires otherwise.
The Company was incorporated in California on December 8, 1981. The Bank commenced operations on November 8, 1982. The Bank provides a variety of banking services to businesses, governmental units and individuals. The Bank conducts a commercial and retail banking business, which includes accepting demand, savings and time deposits and making commercial, real estate and consumer loans. It also offers installment note collections, issues cashier's checks, sells traveler's checks and provides other customary banking services. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the legal limits thereupon. The
Bank does not offer trust services nor international banking services and does not plan to do so in the near future. At December 31, 1997, the Company had total assets of approximately $131 million and total deposits of approximately $91 million. At December 31, 1997, the Company had 23 full-time equivalent employees.

     Most of the Bank's deposits are obtained from the Bank's primary service area. No material portion of the Bank's deposits have been obtained from a single person or group of related persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank, nor is a material portion of the Bank's loans concentrated within a single industry or
group of related industries.   Although real estate construction loans represent
approximately 14% and other real estate loans represent approximately 46% of total loans, no material portion is located in a single geographic area.
<PAGE 3>
Furthermore, the extent to which the business of the Bank is seasonal is insignificant. The importance of, and risks attendant to, foreign sources and application of the Bank's funds is negligible.

     For additional information concerning the Company and the Bank, see Selected Financial Data under Item 6 on page 17.

SUPERVISION AND REGULATION

     The stock of the Company is subject to the registration requirements of the Securities Act of 1933, as amended, and the qualification requirements of the California Corporate Securities Law of 1968, as amended. The Company is also subject to the periodic reporting requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, filing annual, quarterly and other current reports with the Securities and Exchange Commission.

     The Bank is chartered under the national banking laws of the United States of America, and its deposits are insured by the FDIC. The Bank has no subsidiaries. Consequently, the Bank is regularly examined by the Office of the Comptroller of the Currency (the "OCC"), its primary regulator, and is subject to the supervision of the FDIC and the OCC. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank's business and condition, including its capital ratios, allowance for possible loan losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. The Company and the Bank are required to file reports with the OCC, the FDIC and the Board of Governors of the Federal Reserve System (the "Board of Governors") and provide such additional information as the Board of Governors, FDIC and OCC may require.

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

     The Board of Governors, FDIC and OCC have adopted risk-based capital guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform nationally. Under the guidelines, the Company and the Bank are required to maintain capital equal to at least 8.0% of its assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock, or a limited amount of loan loss reserve.

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

     The Board of Governors, FDIC and OCC also adopted minimum leverage ratios for banking organizations as a supplement to the risk-weighted capital guidelines. The leverage ratio is generally calculated using Tier 1 capital (as defined under risk-based capital guidelines) divided by quarterly average net total assets (excluding intangible assets and certain other adjustments).
The leverage ratio establishes a limit on the ability of banking organizations, including the Company and the Bank, to increase assets and liabilities without increasing capital proportionately.

     The Board of Governors and OCC emphasized that the leverage ratio constitutes a minimum requirement for well-run banking organizations having diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and a composite rating of 1 under the regulatory rating system for banks and 1 under the regulatory rating system for bank holding companies. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not exhibit the characteristics of a strong, well-run banking organization described above, will be required to maintain minimum capital ranging generally from 100 to 200 basis points in excess of the leverage ratio. The FDIC adopted a substantially similar leverage ratio for state non-member banks which established (i) a 3 percent Tier 1 minimum capital leverage ratio for highly-rated banks (those with a composite regulatory rating of 1 and not experiencing or anticipating significant growth); and (ii) a 4 percent Tier 1 minimum capital leverage ratio for all other banks, as a supplement to the risk-based capital guidelines.

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

     However, the Federal Financial Institution Examination Counsel
(the "FFIEC") on December 13, 1996, approved an updated Uniform Financial Institutions Rating System (the "UFIRS"). In addition to the five components traditionally included in the so-called "CAMEL" rating system which has been used by bank examiners for a number of years to classify and evaluate the soundness of financial institutions (including capital adequacy, asset quality, management, earnings and liquidity), UFIRS includes for all bank regulatory examinations conducted on or after January 1, 1997, a new rating for a sixth category identified as sensitivity to market risk. Ratings in this category are intended to reflect the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices may adversely affect an institution's earnings and capital. The rating system henceforth will be identified as the "CAMELS" system.

     At December 31, 1997, the Bank and the Company are in compliance with the risk-based capital and leverage ratios described above. See Item 7 below for a listing of the Company's risk-based capital ratios at December 31, 1997 and 1996.

     During 1997, the Company's primary source of income was interest income.
In the future, the Company also expects to receive dividends and management fees from the Bank. The Bank's ability to make such payments is subject to restrictions established by federal banking law, and subject to approval by the OCC. Such approval is required if the total of all dividends declared by the Bank's Board of Directors in any calendar year will exceed the Bank's net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or to a fund for the retirement of preferred stock. The OCC generally prohibits national banks from, among other matters, adding the allowance for loan and lease losses to undivided profits then on hand when calculating the amount of dividends which may be paid. Additionally, while the Board of Governors has no general restriction with respect to the payment of cash dividends by an adequately capitalized bank to its parent holding company, the Board of Governors, FDIC and/or OCC, might, under certain circumstances, place restrictions on the ability of a bank to pay dividends based upon peer group averages and the performance and maturity of that bank, or object to management fees on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arms length transaction. The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the Bank would be included in one of the "undercapitalized" categories for capital adequacy purposes pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. See the discussion of dividends in Item 5 below for additional
information regarding dividends.   Under the formulas discussed in Item 5, at
December 31, 1997, approximately $3,080,000 of the Bank's net profits were available for distribution as dividends without the necessity of any prior governmental approvals. These net profits constitute part of the capital of the Bank and sound banking practices require the maintenance of adequate levels of capital.



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

     Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services which the Bank is not authorized or prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide such services for its customers. For borrowers requiring loans in excess of the Bank's legal lending limit, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limit. As of December 31, 1997, the Bank's legal lending limit to a single borrower and such borrower's related parties was $1,990,000 based on regulatory capital of $13,266,000.

     The Bank's business is concentrated in its service area, which primarily encompasses Santa Clara County, and also includes, to a lesser extent, the contiguous areas of Alameda, San Mateo and Santa Cruz counties.

     In order to compete with major financial institutions in its primary service area, the Bank uses to the fullest extent possible the flexibility which is accorded by its independent status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by the Bank's officers, directors and employees. The Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. In the event there are customers whose loan demands exceed the Bank's lending limit, the Bank seeks to arrange for such loans on a participation basis with other financial institutions. The Bank also assists those customers requiring services not offered by the Bank to obtain such services from correspondent banks.

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

     The interest rate differentials of the Bank, and therefore its earnings, are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States as set by statutes and as implemented by federal agencies, particularly the Federal Reserve Board. This agency can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States government securities, adjustments in the amount of interest free reserves that banks and other financial institutions are required to maintain, and adjustments to the discount rates applicable to borrowing by banks from the Federal Reserve
Board. These activities influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and timing of any future changes in monetary policies and their impact on the Bank cannot be predicted.

     On December 19, 1991, President Bush signed the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"). The FDICIA substantially revised banking regulations, certain aspects of the Federal Deposit Insurance Act and established a framework for determination of capital adequacy of financial institutions, among other matters. Under the FDICIA, financial institutions are placed into five capital adequacy categories as follows:
(1) well capitalized, (2) adequately capitalized, (3) undercapitalized,
(4) significantly undercapitalized, and (5) critically undercapitalized. The FDICIA authorized the Board of Governors, the OCC and FDIC to establish limits below which financial institutions will be deemed critically undercapitalized, provided that such limits can not be less than two percent (2%) of the ratio of tangible equity to total assets or sixty-five percent
(65%) of the minimum leverage ratio established by regulation. Financial institutions classified as undercapitalized or below are subject to limitations including restrictions related to (i) growth of assets, (ii) payment of interest on subordinated indebtedness, (iii) capital distributions, and (iv) payment of management fees to a parent holding company.

     The FDICIA requires the Board of Governors, FDIC and OCC to initiate corrective action regarding financial institutions which fail to meet minimum capital requirements. Such action may result in orders to augment capital such as through sale of voting stock, reduction in total assets, and restrictions related to correspondent bank deposits. Critically undercapitalized financial institutions may also be subject to appointment of a receiver or conservator unless the financial institution submits an adequate capitalization plan.

      In 1995 the FDIC, pursuant to Congressional mandate, reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. The FDIC has continued these assessment rates through the first semiannual assessment period of 1998. Based upon the above risk-based assessment rate schedule, the Bank's current capital ratios, the Bank's current level of deposits, and assuming no further change in the assessment rate applicable to the Bank during 1998, the Bank estimates that its annual noninterest expense attributed to assessments will remain unchanged during 1998.

     The Board of Governors, FDIC and OCC adopted regulations effective December 19, 1992, implementing a system of prompt corrective action pursuant to Section 38 of the

Federal Deposit Insurance Act and Section 131 of the FDICIA. The regulations establish five capital categories with the following characteristics: (1) "Well capitalized" - consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized" - consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution;
(3) "Undercapitalized" - consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) "Significantly undercapitalized" - consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) "Critically undercapitalized" - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

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

     Any financial institution which is classified as "critically under-capitalized" must be placed in conservatorship or receivership within 90 days of such determination unless it is also determined that some other course of action would better serve the purposes of the regulations. Critically under-capitalized institutions are also prohibited from making (but not accruing) any payment of principal or interest on subordinated debt without the prior approval of the FDIC and the FDIC must prohibit a critically undercapitalized institution from taking certain other actions without its prior approval, including (1) entering into any material transaction other than in the usual course of business, including investment expansion, acquisition, sale of assets or other similar actions; (2) extending credit for any highly leveraged transaction; (3) amending articles or bylaws unless required to do so to comply with any law, regulation or order; (4) making any material change in accounting methods; (5) engaging in certain affiliate transactions; (6) paying excessive compensation or bonuses; and (7) paying interest on new or renewed liabilities at rates which would increase the weighted average costs of funds beyond prevailing rates in the institution's normal market areas.

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

     The Board of Governors issued final amendments to its risk-based capital guidelines to be effective December 31, 1994, requiring that net unrealized holding gains and losses on securities available for sale determined in accordance with Statement of Financial Accounting Standards (the "SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities," are not to be included in the Tier 1 capital component consisting of common stock-holders' equity. Net unrealized losses on marketable equity securities
(equity securities with a readily determinable fair value), however, will continue to be deducted from Tier 1 capital. This rule has the general effect of valuing available for sale securities at amortized cost (based on historical cost) rather than at fair value (generally at market value) for purposes of calculating the risk-based and leverage capital ratios.

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

       Community Reinvestment Act (the "CRA") regulations effective as of July 1, 1995 evaluate banks' lending to low and moderate income individuals and businesses across a four-point scale of "outstanding", "satisfactory", "needs to improve" and "substantial noncompliance," and are a factor in regulatory review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in "substantial noncompliance" with the CRA regulations may be subject to enforcement proceedings.

     The Bank has a current rating of "satisfactory" CRA compliance, and is scheduled for further examination for CRA compliance during 1998.

     Recently, the Federal banking agencies, especially the Board of Governors and the OCC, have taken steps to increase the types of activities in which national banks and bank holding companies can engage, and to make it easier to engage in such activities. On November 20, 1996, the OCC issued final regulations permitting national banks to engage in a wider range of activities through subsidiaries. "Eligible institutions" (those national banks that are well capitalized, have a high overall rating and a satisfactory CRA rating, and are subject to an enforcement order) may engage in activities related to banking through operating subsidiaries after going through a new expedited application process. In addition, the new regulations include a provision whereby a national bank may apply to the OCC to engage in an activity through a subsidiary in which the bank itself may not engage. Although the Bank is not currently intending to enter into any new type of business, this OCC regulation could be advantageous to the Bank if the Bank determines to expand its operations in the future, depending on the extent to which the OCC permits national banks to engage in new lines of business and whether the Bank qualifies as an "eligible institution" at the time of making application.

     Certain legislative and regulatory proposals that could effect the Bank and the banking business in general are pending or may be introduced before the United States Congress, the California State Legislature and Federal and state government agencies. The United States Congress is considering numerous bills that could reform banking laws substantially. For example, proposed bank modernization legislation under consideration would, among other matters, include a repeal of the Glass-Steagall Act restrictions on banks that now prohibit the combination of commercial and investment banks.

     It is not known to what extent, if any, the legislation proposals will be enacted and what effect such legislation would have on the structure, regulation and competitive relationships of financial institutions. It is likely, however, that many of these proposals would subject the Bank to increased regulation, disclosure and reporting requirements and would increase competition to the Bank and its cost of doing business.

     In addition to pending legislative changes, the various banking regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such rules or regulations will be enacted or the effect that such rules and regulations may have on the Bank's business.

ACCOUNTING PRONOUNCEMENTS

     In October, 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes accounting and disclosure requirements using a fair value method of accounting for stock based employee compensation plans. Under SFAS No. 123, the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method and provide proforma disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The provisions of SFAS No. 123 became effective January 1, 1996.
The Company adopted only the disclosure requirements of SFAS No. 123 and such adoption had no effect on the Company's consolidated net earnings or cash flows.

     In June, 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No.
125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a financial-component approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In December 1996, the FASB reconsidered certain provisions of SFAS No. 125 and issued SFAS 127, "Deferral of the Effective
Date of Certain Provisions of FASB Statement No. 125" to defer for one year the effective date of implementation for transactions related to repurchase agreements, dollar-roll repurchase agreements, securities lending and similar transactions. Earlier adoption or retroactive application of this statement with respect to any of its provisions is not premitted. The Company adopted SFAS 125 effective January 1, 1997. The adoption of SFAS 125 had no effect on the Company's financial condition or results of operations.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires restatement of all prior year earnings per share (EPS) and presen-tation of basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution if securities or other contracts to issue common stock are exercised or converted to common shares. The Company adopted SFAS 128 during 1997 and all EPS amounts have been retroactively adjusted to comply with SFAS 128.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from nonowner sources; and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers.

      Both statements are effective for the Company's 1998 consolidated financial statements and are not expected to have a material impact on the Company's financial position and results of operations.

ITEM 2. PROPERTIES

     As of December 31, 1997, the Bank had three banking offices located in Santa Clara County. The first banking office, which is owned by the Bank, is also the principal executive office of the Company, and is located at 12000 Saratoga-Sunnyvale Road, Saratoga, California, comprising of approximately 5,500 square feet. The office was purchased by the Company in 1988 for $1,800,000. The foregoing description of the office and purchase of the office is qualified by reference to the Agreement of Purchase and Sale dated July 27, 1988 attached as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, filed with the Securities and Exchange Commission on March 27, 1989.

     The second banking facility, which is located at 15405 Los Gatos Blvd., Suite 103, Los Gatos, California, was opened March 9, 1988. The 3,082 square foot facility is leased under a noncancellable operating lease which expires in 2003. Current lease payments are $6,387 per month for the building and ground lease. Effective March, 1998, the lease payments are tied to the Consumer
Price Index. The foregoing description of the lease is qualified by reference to the lease agreement dated October 19, 1987 attached as Exhibit
10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, filed with the Securities and Exchange Commission on March 31, 1988.

     The third banking facility located at 160 West Santa Clara Street, in San
Jose, California, was opened on October 3, 1989.   The lease agreement for the
7,250 square foot location in the downtown area of San Jose is under a noncancellable operating lease which expires in 1999. Current lease payments are $10,989 per month for the ground floor and $4,008 for the second floor. The lease payments for the second floor are tied to the Consumer Price Index with the increase not to exceed 4% per year. The foregoing description of the lease is qualified by reference to the lease agreement dated January 17,

1989 attached as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, filed with the Securities and Exchange Commission on March 27, 1990.

ITEM 3. LEGAL PROCEEDINGS

     Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceedings other than ordinary routine litigation incidental to their respective businesses, nor are any such proceedings known to be contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.
                            PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.

     There is limited trading in and no established public trading market for the Company's Common Stock. The Company's Common Stock is not listed on any exchange. Hoefer and Arnett, Incorporated, Burford Capital and Sutro and Company facilitate trades in the Company's Common Stock.

     The following table summarizes those trades of which the Company has knowledge based on information provided by Hoefer and Arnett, Incorporated, Burford Capital and Sutro and Company, setting forth the approximate high and low bid prices for the periods indicated. The prices indicated below may not necessarily represent actual transactions.

                                        Bid Price of
                                      Common Stock  (1)
  Quarter ended                       Low        High
  March 31, 1996................    $7.25       $8.50
  June 30, 1996..................    8.25        9.75
  September 30, 1996........         9.06       13.50
  December 31, 1996.........        12.00       12.88

  March 31, 1997................    12.00       15.00
  June 30, 1997..................   14.50       16.50
  September 30, 1997........        15.75       19.00
  December 31, 1997.........        16.25       18.25

(1) As estimated by the Company based upon trades of which it was aware, and not including purchases of stock pursuant to the exercise of employee stock options.

The Company had 294 shareholders of record as of February 10, 1998. The Company's shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation
Law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation's assets equal at least 1-1/4 times its liabilities; and (ii) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation's interest expenses for such fiscal years, then the corporation's current assets must equal at least 1-1/4 times its current liabilities. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from the Bank. The payment of cash dividends by the Bank may be subject to the approval of the OCC, as well as restrictions established by federal banking law, the Board of Governors and the FDIC.

  Approval of the OCC is required if the total of all dividends declared by the Bank's Board of Directors in any calendar year will exceed the Bank's net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or to a fund for the retirement of preferred stock.

  Additionally, the Board of Governors,FDIC and/or OCC, might, under certain circumstances, place restrictions on the ability of a bank to pay dividends based upon peer group averages and the performance and maturity of that bank, or object to management fees on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arms length transaction.

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

Operations                                 Year ended December 31,
                                    (in thousands, except per share data)
                                1997      1996      1995      1994      1993
Interest income                $9,346    $7,585    $6,572    $5,446    $4,949
Interest expense               (4,273)   (3,558)   (2,861)   (1,929)   (1,685)

Net interest income             5,073     4,027     3,711     3,517     3,264
(Credit) provision for
 credit losses                   -         (150)     -         (636)      560

Net interest income
  after (credit) provision
  for credit losses             5,073     4,177     3,711     4,153     2,704
Other income                      477       353       577       405       581
Other expenses                 (2,978)   (2,870)   (2,868)   (3,523)   (2,912)
Income before income
  taxes                         2,572     1,660     1,420     1,035       373
Provision for income
  taxes                          (976)     (559)     (539)     (377)     (128)

Net income                     $1,596    $1,101    $  881   $   658   $   245
                               ======    ======    ======    ======    ======
Earnings per share(1):
 Basic                        $  1.52   $  1.06   $  0.85   $  0.64   $  0.21
 Diluted                      $  1.39   $  0.96   $  0.82   $  0.59   $  0.21
                               ======    ======    ======    ======    ======
Cash dividends
 declared per
 common share                 $   .20   $  .175   $  0.10   $   -     $   -
                               ======    ======    ======    ======    ======

(1) Earnings per share amounts have been restated to conform with SFAS 128, "Earnings Per Share" requirements.

Balances at year end                        December 31,
                                (in thousands,except per share data)
                                1997       1996      1995     1994       1993
Total assets                 $131,044   $121,784  $100,497  $87,536    $79,209
Net loans                      63,187     52,033    36,759   32,803     33,685
Total deposits                 91,046     89,444    74,949   73,872     65,714
Shareholders' equity           13,605     11,952    11,057    9,627     10,721
Book value per share            12.46      11.53     10.72     9.34       9.17

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS'
EQUITY, INTEREST RATES, AND INTEREST DIFFERENTIAL. The following are the Company's daily average balance sheets for 1997 and 1996.

                                                                    1997
                                                         (dollars in thousands)
                                                            YIELDS    INTEREST
                                               AVERAGE       OR        INCOME/
                                               BALANCE      RATES      EXPENSE
ASSETS
Interest earning assets:
  Loans (1)                                    $54,537      10.2%      $5,571
  Investment securities (2)                     49,579       6.3        3,138
  Federal funds sold                            11,204       5.4          607
  Other                                            485       6.2           30
Total interest earning assets                  115,805       8.1        9,346

Noninterest-earning assets:
  Cash and due from banks                        4,621
  Premises and equipment                         2,071
  Other assets (3)                               2,230

      TOTAL                                   $124,727
                                               =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Deposits:
   Demand                                      $23,674       3.6          853
   Savings                                      17,547       3.0          530
   Time                                         26,742       5.8        1,539
Total interest bearing deposits                 67,963       4.3        2,922
Federal Home Loan Bank
  borrowings                                    21,759       6.2        1,350
Other interest bearing liabilities                  10      10.0            1
Total interest bearing liabilities              89,732       4.8        4,273
Noninterest-bearing liabilities:
   Demand deposits                              21,301
   Accrued expenses and other
     liabilities                                 1,124
Shareholders' equity                            12,570
    TOTAL                                     $124,727
                                               =======
Net interest income                                                    $5,073
                                                                        =====
Net yield on interest earning assets                        4.4%
                                                            ====

(1) Including average non-accrual loans of $60,000 and loan fees of $357,000.
(2) Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on historical cost for held to maturity securities and fair market value for available for sale securities.
(3) Net of average deferred loan fees of $374,000 and average allowance for credit losses of $605,000.


                                                       1996
                                                   (dollars in thousands)
                                                           YIELDS     INTEREST
                                             AVERAGE        OR          INCOME/
                                             BALANCE       RATES       EXPENSE
ASSETS
Interest earning assets:
   Loans (1)                                $ 41,313       10.6%        4,395
   Investment securities (2)                  40,422        6.0         2,419
   Federal funds sold                         14,555        5.2           761

  Other                                          193        5.2            10
Total interest earning assets                 96,483        7.9         7,585

Noninterest-earning assets:
  Cash and due from banks                      4,190
  Premises and equipment                       2,186
  Other assets (3)                             1,802

      TOTAL                                 $104,661
                                             =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Deposits:
   Demand                                    $17,984        3.6           644
   Savings                                    14,238        2.8           403
   Time                                       28,773        5.8         1,665
Total interest bearing deposits               60,995        4.4         2,712
Federal Home Loan Bank
  borrowings                                  13,253        6.3           841
Other interest bearing liabilities                82        6.1             5
Total interest bearing liabilities            74,330        4.8         3,558
Noninterest-bearing liabilities:
   Demand deposits                            18,123
   Accrued expenses and other
     liabilities                                 877
Shareholders' equity                          11,331
    TOTAL                                   $104,661
                                             =======
Net interest income                                                    $4,027
                                                                        =====
Net yield on interest earning assets                        4.2%
                                                            ====

(1) Including average non-accrual loans of nil, and loan fees of $383,000.
(2) Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on historical cost for held to maturity securities and fair market value for available for sale securities.
(3) Net of average deferred loan fees of $318,000 and average allowance for credit losses of $729,000.

INTEREST DIFFERENTIAL - RATE/VOLUME CHANGES

Interest differential is affected by changes in volume, changes in rates and a combination of changes in volume and rates. Volume changes are caused by changes in the levels of average earning assets and average interest bearing deposits and borrowings. Rate changes result from changes in yields earned on assets and rates paid on liabilities. Changes not solely attributable to volume or rates have been allocated to the rate component. The following table shows the effect on the interest differential of volume and rate changes for the years 1997 and 1996.


                           1997 over 1996                   1996 over 1995
                        Increase (Decrease) Due        Increase (Decrease) Due
                           to Changes in:                   to Changes in:
                                           (in thousands)
                                            Net                          Net
                         Volume    Rate   Change      Volume   Rate     Change
Interest earning assets:
Loans(1)                $1,402  $  (226)  $1,176     $   798  $(191)    $  340
Securities (2)             550      169      719         196   (140)        56
Federal funds sold         (25)    (129)    (154)        409    (69)       340
Interest bearing
  deposits in other
  banks                     15        5       20          10     -          10
Total                    1,942     (181)   1,761       1,413   (400)     1,013

Interest bearing
 liabilities:
  Demand deposits         208         1      209         110     33        143
  Savings deposits         88        39      127           4     33         37
  Time deposits          (114)      (12)    (126)         95    (33)        62
  Borrowings              536       (27)     509         954   (490)       464
  Other liabilities        (4)       -        (4)         (9)    -          (9)
  Total                   714         1      715       1,154   (457)       697

Interest differential  $1,228  $   (182)  $1,046      $  259  $  57     $  316

(1)Including non accrual loans.
(2)Interest income is reflected on an actual basis, not a fully taxable equivalent basis.

INVESTMENT PORTFOLIO

The amortized cost and fair values of securities at December 31 are as follows:

                                                     December 31,

                                          1997                    1996
                                                 (in thousands)
Securities Available for Sale
                                    Amortized    Fair    Amortized       Fair
                                      Cost      Value       Cost        Value
U.S. Treasury and agency securities $11,228    $11,152    $11,704      $11,671
Governmental mutual fund              3,128      3,018      3,128        2,958
Federal Home Loan Bank stock          1,864      1,864      3,170        3,170
Bankers Bank stock                      150        150        150          150
Total                               $16,370    $16,184    $18,152      $17,949
                                     ======     ======     ======       ======

Securities Held to Maturity
                                   Amortized     Fair    Amortized       Fair
                                     Cost       Value       Cost        Value
U.S. Treasury and agency securities $10,879    $10,845    $ 5,489      $ 5,501
Mortgage-backed securities           15,024     15,124     13,204       13,070
Obligations of states and political
  subdivisions                        5,159      5,234      5,328        5,354
Federal Reserve Bank stock               90         90         90           90
                                    $31,152    $31,293    $24,111      $24,015
                                     ======     ======     ======       ======

As investment securities mature, to the extent that the proceeds are reinvested in investment securities, management expects that the categories of taxable investment securities purchased will be in approximately the same proportion as existed at December 31, 1997. The maturities and yields of the investment portfolio at December 31, 1997 are shown below.

MATURITY AND YIELDS OF INVESTMENT SECURITIES
At December 31, 1997
(Dollars in thousands)
Securities Available for Sale
        Estimated               After 1 Year,   After 5 years
         Market Within 1 Year  Within 5 Years  Within 10 Years After 10 years
         Value Amount Yield(1) Amount Yield(1) Amount Yield(1) Amount Yield(1)
U.S. Treas-
  ury and
  agency
  secur-
  ities $11,152 $  999  5.38%   $7,018   6.00%  $3,135  8.00%   $ -      -   %
Govern-
  mental
  mutual
  fund    3,018  3,018  6.04       -       -       -      -       -      -
Federal
  Home
  Loan
  Bank    1,864   -      -        -       -       -      -         1,864  5.09
 stock
Bankers
  Bank
  stock     150   -      -        -       -       -      -           150    -
        $16,184 $4,017  5.90%  $7,018   6.00%   $3,135 8.00%      $2,014 4.71%
         ====== ======          =====            =====             =====

Securities Held to Maturity
          Total                   After 1 Year,   After 5 Years
        Carrying Within 1 Year   Within 5 Years  Within 10 Years After 10 Years
          Value  Amount Yield(1) Amount Yield(1) Amount Yield(1) AmountYield (1)
U.S. Treas-
  ury and
  agency
  secur-
  ities $10,879 $1,998  4.55%  $  -       -  %    $ 3,417 6.28%   $5,464 7.87%

Obligat-
  ions of
  States
  and
  polit-
  ical
  sub
  divis-
  ions    5,159    861  4.63%   1,983     6.16      1,786 5.55%     529   5.44

Federal
  Reserve
  Bank
  stock      90   -      -      -         -          -    -          90   6.00

Total   $16,128 $2,859  4.57%  $1,983    6.16%    $ 5,203 6.03%  $6,083   6.00%
         ======  =====          =====              ======         =====
Mortgage-
 backed
 secur-
 ities   15,024
Total   $31,152
         ======

(1)  Yields are actual, not fully taxable equivalent.

Mortgage-backed securities generally have stated maturities of 4 to 15 years but are subject to likely and substantial prepayments which effectively accelerate actual maturities.

<PAGE > 23

LOAN PORTFOLIO

The composition of the loan portfolio at December 31, 1997 and 1996 is summarized in the following table.

                                               December 31,
                                           1997         1996
                                               (in thousands)
       Real estate:
        Construction                     $ 8,945       $ 9,249
        Other                             29,100        21,473
       Commercial                         21,282        18,242
       Installment                         1,548         1,861
       Lease financing                     3,215         2,160
                                         $64,090       $52,985
                                         =======       =======

At December 31, 1997, loans were due as follows:
                        Real      Real
                       Estate    Estate                        Lease
                       Const.     Other    Com'l.  Install.  Financing  Total
                       =====     ======    ======   =======  =========  ======
                                      (in thousands)
Due in one year
  or less             $8,808  $   1,818   $15,489    $    1    $  559  $26,675
Due after one year       137     27,282     5,793     1,547     2,656   37,415

TOTAL                 $8,945    $29,100   $21,282    $1,548    $3,215  $64,090
                       =====     ======    ======    ======     =====   ======

Of the loans due after one year, $25,512,000 have fixed rates and $11,903,000 have variable interest rates.

RISK ELEMENTS

       Nonaccrual loans were $360,000 at December 31, 1997. There were no nonaccrual loans at December 31, 1996.

       At December 31, 1997 and 1996, there were no loans past due 90 days or more as to principal or interest and still accruing interest. There were no loans at December 31, 1997 which were troubled debt restructurings ( $187,000 at December 31, 1996).

       There were five potential problem loans at December 31, 1997 having a combined principal balance of $305,000 ($1,140,000 at December 31, 1996). Potential problem loans are loans which are generally current as to principal and interest but have been identified by the Company as potential problem loans due either to a decrease in the underlying value of the property securing the credit or some other deterioration in the creditworthiness of the borrower.
All of the five loans identified as potential problem loans are secured by real estate and personal property.

       The Company does not believe there to be any concentration of loans in excess of 10% of total loans which is not disclosed above which would cause them to be similarly impacted by economic or other conditions. See Management's Discussion and Analysis of Financial Condition and Results of Operations-Provision for Credit Losses, regarding discussion of California economic conditions.

SUMMARY OF CREDIT EXPERIENCE

Analysis of the Allowance for Credit Losses

                                        Year Ended December 31,
                                           1997          1996
Beginning balance                        $628,000      $776,000
Reductions credited
  to operations                              -         (150,000)
Charge-offs - Commercial                 (115,000)      (39,000)
Recoveries - Commercial                    65,000        41,000

Ending balance                          $ 578,000     $ 628,000
                                         ========      ========
Ratio of net charge-offs
 (recoveries) during the period
 to average loans outstanding
 during the year.                           .092%       (.005)%
                                         ========      ========
Ratio of allowance for credit
  losses to loans outstanding
  at end of year                            0.90%         1.19%
                                         ========      ========

Allocation of the Allowance for Credit Losses
                        December 31, 1997         December 31, 1996
                                  Percent                    Percent
                                of loans in                of loans in
                               each category              each category
                      Amount   to total loans    Amount   to total loans
Real estate-
  other              $254,000       46%         $215,000        41%
Commercial            254,000       33           331,000        34
Real estate-
 construction          61,000       14            70,000        18
Installment             9,000        2            12,000         3
Lease financing          -           5              -            4
                     $578,000      100%         $628,000       100%
                     ========      ===          ========       ===

DEPOSITS

The average balance sheets for 1997 and 1996 set forth the average amount and average interest rate paid for deposits.

At December 31, 1997, time deposits of $100,000 or more have remaining maturities as follows (in thousands):

3 months or less                          $ 5,233
Over 3 months to 6 months                   1,897
Over 6 months to 12 months                  4,033
Over 1 year to 5 years                      2,510
Over 5 years                                  100
  TOTAL                                   $13,773
                                           ======

RETURN ON EQUITY AND ASSETS

Ratios of profitability, liquidity and capital for the years ended December 31, are as follows:
                                               1997             1996
Return on average assets                        1.3%             1.1%
Return on average equity                       12.7%             9.7%
Cash dividends declared per share
  to diluted earnings per share                14.4%            18.2%
Average equity to average assets               10.1%            10.8%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, matters described in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." Therefore, the information set forth therein should be carefully considered when evaluating business prospects of the Company and the Bank.

OVERVIEW

      Net income in 1997 was $1,596,000 ($1.52 basic earnings per share, $1.39 diluted earnings per share) compared to $1,101,000 ($1.06 basic earnings per share, $0.96 diluted earnings per share) in 1996 and $881,000 ($.85 basic earnings, $0.82 diluted earnings per share) in 1995. The increase in net income in 1997 resulted primarily from an increase in the volume and yield of earning assets, offset, in part by an increase in interest expense due to the increased volume of interest-bearing liabilities. The increase in net income in 1996 resulted primarily from an increase in the volume of earning assets, offset, in part, by an increase in the volume of interest-bearing liabilities. The table below highlights the changes in the nature and sources of income and expense from 1996 to 1997 and from 1995 to 1996.

                                               Net                       Net
                                             Income                    Income
                                            Increase                  Increase
                       1997      1996      (Decrease)       1995     (Decrease)
                                         (in thousands)
Net interest income  $5,073    $4,027       $1,046         $3,711       $ 316
Provision (credit)
  for credit losse     -         (150)        (150)          -            150
Noninterest income      477       353          124            577        (224)
Noninterest expenses (2,978)   (2,870)        (108)        (2,868)         (2)
Income before
  income taxes        2,572     1,660          912          1,420         240
Provision for
 income taxes          (976)     (559)        (417)          (539)        (20)

Net income           $1,596    $1,101        $ 495         $  881       $ 220
                      =====     =====        =====         ======       =====

NET INTEREST INCOME

Net interest income is affected by changes in the nature and volume of earning assets held during the year, the rates earned on such assets and the rates paid on interest-bearing liabilities. The table below details the average balances, interest income and expense and the effective yields/rates for earning assets and interest bearing liabilities.

                    1997                   1996                   1995
          Average         Yield/ Average          Yield/ Average         Yield/
          Balance Interest Rate  Balance  Interest Rate  Balance Interest Rate
                            (in thousands, except percentages)
Earning
  assets:
  Loans    $54,537 $5,571 10.2%  $41,313  $4,395  10.6%  $34,057 $3,788  11.1%
  Other     61,268  3,775  6.2    55,170   3,190   5.8    44,658  2,784   6.2
Total
  earning
  assets  $115,805               $96,483                 $78,715
          =======                =======                 =======

Interest
 bearing
 liabil-
 ities:
 Deposits $ 67,963  2,922 4.3    $60,995  2,712   4.4    $55,649  2,470   4.5
 Other
  interest
  bearing
  funds     21,769  1,351 6.2     13,335    846   6.3      5,446    391   7.2

Total
  interest
  bearing
  liabil-
  ities   $ 89,732               $74,330                 $61,095
          ========               =======                 =======
Net
 interest
 income
 and
 margin            $5,073 4.4%            $4,027 4.2%            $3,711   4.7%
                    ===== ====             ===== ====             =====   ====

Average earning assets increased $19.3 million or 20%, to $115.8 million during 1997 compared to $96.5 million in 1996. The increase in 1997 was primarily in SBA and USDA loans which were purchased as a means to diversify the loan portfolio. In 1996, the increase in loans was primarily in the longer term real estate loan portfolio. These loans are generally made for a term of between five and fifteen years and are matched against specific blocks of deposits or borrowings in order to alleviate interest rate risk. The increase in the investment portfolio is primarily the result of increased average deposits
and other borrowings.   Average interest-bearing liabilities increased $15.4
million, or 21%, during 1997 to $89.7 million from $74.3 million in 1996 primarily due to an increase in Federal Home Loan Bank borrowings which were matched against specific longer term real estate loans and an increase in interest bearing checking deposits. Average interest-bearing liabilities increased $13.4 million, or 22%, to $74.3 million, in 1996 from $61.1 million in 1995. This increase was primarily due to an increase in Federal Home Loan Bank borrowings which were matched against specific longer term real estate loans.


EARNING ASSETS-LOANS

The average loan portfolio increased $13.2 million, or 32%, from $41.3 million in 1996 to $54.5 million in 1997. The increase was primarily in SBA and USDA loans which were purchased in order to diversify the loan portfolio. Average loans increased $7.2 million from $34.1 million in 1995 to $41.3 million in 1996. The increase was primarily in the longer term real estate loan portfolio as a result of marketing efforts in that area. The average loan to average deposit ratio for 1997 was 61% compared to 68% in 1996 and 49% in 1995. The average yield on loans decreased from 11.1% in 1995 to 10.6% in 1996 and 10.2% in 1997. The decrease in yield in 1997 is primarily attributable to the purchase of SBA and USDA loans which generally had lower average yields as compared to the rest of the loan portfolio. The decrease in yield in 1996 primarily reflects a decrease in interest rates on loans originated during the year as compared to 1995.

OTHER EARNING ASSETS

Average other earning assets, consisting of Investment securities, Federal funds sold and interest bearing deposits in other banks, increased $6.1 million or 11% during 1997 from $55.2 million to $61.3 million. During 1996, average other earning assets increased $10.5 million from $44.7 million in 1995. The increase in the securities portfolio in 1997 and 1996 was primarily due to the increased level of deposits. The yield earned on average other earning assets decreased from 6.2% in 1995 to 5.8% in 1996 and then increased to 6.2% in 1997.
In 1997, the change in the volume and yields of other earning assets resulted in an increase in interest income of $585,000 on other earning assets. In 1996, the change in the volume and yields resulted in an increase in interest income of $406,000 on other earning assets.

INTEREST BEARING LIABILITIES

Average interest bearing liabilities increased $15.4 million, or 21%, from $74.3 million in 1996 to $89.7 million in 1997 and increased $13.4 million, or 22%, from $60.9 million in 1995 to $74.3 million in 1996. The increases in 1997 and 1996 were primarily a result of increased Federal Home Loan Bank borrowings which were matched against certain longer term real estate loans to alleviate the impact of interest rate risk. Average non-interest bearing deposits increased $3.2 million, or 18%, in 1996 to $21.3 million and increased $2.8 million, or 19%, to $18.1

<PAGE 29>

million in 1997 from an average of $15.3 million in 1995. Overall rates on interest bearing deposits decreased from 4.5% in 1995 to 4.4% in 1996 and 4.3% in 1997. The net result of the changes in average balances and rates was an increase in total interest expense of $715,000 in 1997 from 1996 and an increase of $697,000 in 1996 from 1995.

NET INTEREST MARGIN

The net interest margin decreased from 4.7% in 1995 to 4.2% in 1996 and then increased to 4.4% in 1997. The changes in the net interest margin are primarily attributable to fluctuations in the loan, deposit and borrowing mix and the relationship between rates charged and rates paid.

PROVISION FOR CREDIT LOSSES

The Bank maintains an allowance for credit losses which is based, in part, on the Bank's historical loss experience, the impact of forecasted economic conditions within the Bank's market area, and, as applicable, the State of California, the value of underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. During 1997 and 1995, the Bank did not provide any additional provision for credit losses. In 1996, $150,000 was reversed from the allowance for credit losses. The allowance for credit losses was $578,000 in 1997, compared to $628,000 for 1996 and $776,000 for 1995. At
December 31, 1997, the allowance was approximately 0.9% of total loans, compared to approximately 1.2% at December 31, 1996. Nonaccrual loans were $360,000 at December 31, 1997. There were no nonaccrual loans at December 31, 1996.
Interest income foregone on nonaccrual loans during 1997 was $13,000. The nonaccrual loans consisted of one loan secured by real estate which was paid off on January 22, 1998.

At December 31, 1997 and 1996, there were no loans past due 90 days or more as to principal or interest and still accruing interest.

There was no Other Real Estate Owned ("OREO") at December 31, 1997 ($1,252,000
at December 31, 1996).   OREO at December 31, 1996 consisted of a 12 lot
subdivision which was sold on June 19, 1997.

Nonperforming loans and other real estate owned are summarized below:

                                 December 31, 1997 December 31, 1996
Nonperforming loans:
  Past due 90 days or more
    and still accruing interest    $      -          $     -
  Nonaccrual                           360,000             -

    Total                              360,000             -

Other real estate owned                   -           1,252,000

Total nonperforming loans and
  other real estate owned          $   360,000       $1,252,000
                                   ===========       ==========

Management is of the opinion that the allowance for credit losses is maintained at a level adequate for known and currently anticipated future risks inherent in the loan portfolio. However, the Bank's loan portfolio, which includes approx-imately $38,000,000 in real estate loans, representing approximately 60% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Bank's market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and OREO and the level of the allowance for loan losses, which could adversely affect the Company's and the Bank's future growth and profitability.

NONINTEREST INCOME

Noninterest income increased $124,000, or 35%, to $477,000 during 1997 compared to $353,000 during 1996. During 1996, noninterest income decreased $224,000, or 39%, from $577,000 in 1995. The increase in 1997 was primarily attributable to a net gain on sale of securities of $34,000 and an increase of $74,000 in charges assessed on deposit accounts. The decrease in 1996 is primarily attributable to net gain on sale of securities of $72,000 in 1995, a gain on sale of OREO of $55,000 realized in 1995 and a decrease of $102,000 in rental income from OREO.

NONINTEREST EXPENSES

Noninterest expenses were approximately $3.0 million in 1997, compared to approximately $2.9 million in 1996 and 1995.

Generally, expenses have grown commensurate with the growth in assets and increases in the volume of transactions. As a percentage of average earning assets, noninterest expense decreased to 2.6% in 1997 from 3.0% in 1996. In 1996, noninterest expense as a percentage of earning assets decreased to 3.0% from 3.6% in 1995. As pressure continues on net interest margins and net asset growth, management of operating expenses will continue to be a priority.

INCOME TAXES

The Company's effective tax rate was 38.0% for 1997, 33.7% for 1996 and 38.0% for 1995. See Note 9 to the consolidated financial statements for additional information on income taxes.

LIQUIDITY/INTEREST RATE SENSITIVITY

The Bank manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. At December 31, 1997 and 1996, liquid assets as a percentage of deposits were 36% and 46%, respectively. In addition to cash and due from banks, liquid assets include interest bearing deposits with other banks, Federal funds sold and securities which are available for sale. The Bank has $10.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.

Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the positions taken with respect to liquidity and interest rate sensitivity continue to be appropriate. The Bank also utilizes a monthly "Gap" report which identifies rate sensitivity over the short- and long-term.

The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Company's earning assets and interest-bearing liabilities at December 31, 1997, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

Based on the contractual terms of its assets and liabilities, the Bank is currently asset sensitive in terms of its short-term exposure to interest rates. In other words, the Bank's assets reprice faster than its liabilities.

DISTRIBUTION OF REPRICING OPPORTUNITIES
At December 31, 1997
(Dollars in thousands)

                          After Three After Six  After One
                    Within Months But Months But Year But    After
                    Three  Within Six Within One  Within      Five
                    Months  Months      Year     Five Years  Years      Total
Federal funds sold  $10,500  $ -      $  -       $   -      $    -    $ 10,500
Interest bearing
  deposits in other
  banks                -       -         -          1,489       -        1,489
Municipal securities   -        861    1 ,112         871      2,315     5,159
U.S. Treasury and
  agency securities   5,017     999       605      14,593     18,859    40,073
FRB/FHLB stock         -       -         -            -        2,104     2,104
Loans                34,583   1,006     2,439       9,513     16,549    64,090

Total
  earning assets    $50,100  $2,866    $4,156     $26,466    $39,827  $123,415
Interest bearing
  demand accounts   $22,789  $ -       $ -        $  -       $  -     $ 22,789
Savings accounts     14,092    -         -           -          -       14,092
Time certificates
  of deposit of
  $100,000 or more    5,233   1,897     4,033       2,510        100    13,773
Other time deposits   2,965   3,336     5,930       2,705        -      14,936
Federal funds
  purchased           2,000    -         -           -           -       2,000
Other borrowings      5,000    -         -          7,038      10,946   22,984
 Total interest-
  bearing
  liabilities       $52,079 $ 5,233    $9,963     $12,253     $11,046 $ 90,574
 Interest rate
  sensitivity gap  $ (1,979)$(2,367)  $(5,807)    $14,213     $28,781 $ 32,841
                     ======  ======    ======      ======      ======  =======
Cumulative interest
  rate sensitivity
  gap              $ (1,979)$(4,346)  $(10,153)   $  4,060    $32,841
                    =======  ======    =======     =======     ======
Interest rate
  sensitivity gap
  ratio               0.96%   0.55%      0.42%       2.16%      1.38%
                      ====    ====       ====        ====       ====
Cumulative interest
  rate sensitivity
  gap ratio           0.96%   0.92%      0.85%       1.05 %     1.36%
                      ====    ====       ====        ====       ====

INFLATION

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company indirectly through its effect on the ability of its customers to repay loans, or its impact on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's capital adequacy because loan growth in inflat-ionary periods may increase more rapidly than capital. Interest rates in particular are significantly affected by inflation, but neither the timing nor the magnitude of the changes coincides with changes in the Consumer Price Index, which is one of the indicators used to measure the rate of inflation. Adjustments in interest rates may be delayed because of the possible imposition of regulatory constraints. In addition to its effects on interest rates, inflation directly affects the Company by increasing the Company's operating expenses. The effect of inflation during the three-year period ended December 31, 1997 has not been significant to the Company's financial position or results of operations.

CAPITAL RESOURCES

The Company's capital resources consist of shareholders' equity and (for regul-atory purposes) the allowance for credit losses. During the year ended December 31, 1997, the Company's regulatory capital increased $1,603,000. Tier 1 capital increased $1,653,000 due primarily to the retention of earnings and sale of stock. Tier 2 capital decreased $50,000 due to the decrease in the allowance for credit losses.

The Company and the Bank are subject to capital adequacy guidelines issued by the Board of Governors and the OCC. The Company and the Bank are required to maintain total capital equal to at least 8% of assets and commitments to extend credit, weighted by risk, of which at least 4% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of loan loss reserves. Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8% total ratio. For example, cash and government securities are assigned to a 0% risk-weighted category, most home mortgage loans are assigned to a 50% risk-weighted category requiring a 4% capital allocation and commercial loans are assigned to a 100% risk-weighted category requiring an 8% capital allocation. As of December 31, 1997, the Company's total risk-based capital ratio was approximately 18.1% (approximately 17.0% for the Bank) compared to approximately 18.1% (approximately 17.1% for the
Bank) at December 31, 1996.

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

The following table reflects the Company's Leverage, Tier 1 and total risk-based capital ratios for the three year period ended December 31, 1997.

                                         1997     1996     1995
Leverage ratio                          10.9%    10.5%    11.7%
Tier 1 capital ratio                    17.4%    18.1%    20.8%
Total risk-based capital ratio          18.1%    18.1%    22.0%

On December 19, 1991, President Bush signed the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"). The FDICIA, among other matters, substantially revised banking regulations and established a framework for determination of capital adequacy of financial institutions. Under the FDICIA, financial institutions are placed into one of five capital adequacy catagories as follows: (1) "Well capitalized" - consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the instit-ution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized" - consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "Undercapitalized" - consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) "Significantly under-capitalized" - consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) "Critically undercapitalized" - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

Financial institutions classified as undercapitalized or below are subject to various limitations including, among other matters, certain supervisory actions by bank regulatory authorities and restrictions related to (i) growth of assets,
(ii) payment of interest on subordinated indebtedness, (iii) payment of dividends or other capital distributions, and (iv) payment of management fees to a parent holding company. The FDICIA requires the bank regulatory authorities to initiate corrective action regarding financial institutions which fail to meet minimum capital requirements. Such action may result in orders to, among other matters, augment capital and reduce total assets. Critically under-capitalized financial institutions may also be subject to appointment of a receiver or implementation of a capitalization plan.

OTHER MATTERS

     From time to time, the Company's Board of Directors reviews and consults with advisors, including investment banking, accounting and legal advisors, regarding banking industry trends and developments, as well as internal and external opportunities to maximize shareholder value. Such reviews and consul-tations include evaluating and comparing internal results of operations projections and external opportunities for mergers, acquisitions, reorganizations, or other transactions with third parties which may be in the interests of the Company's shareholders. The Company's Board of Directors considers such periodic review and consultation to be important as part of their analysis of the Company's value and prospects in the changing banking environ-ment and in view of the current consolidation activity within the banking industry.

YEAR 2000

     As the year 2000 approaches, a critical issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products were designed to only accommodate a two digit date position which represents the year (e.g. "97" is stored on the system and represents the year 1997). As a result, the year 1999 (i.e. "99", could be the maximum date value these systems will be able to accurately process. This is not just a banking problem, as corporations around the world and in all industries are similarly impacted. Management is in the process of working with its software vendors to assure that the Company is prepared for the year 2000. The Company has put procedures in place to inquire whether the systems of key borrowers are year 2000 compliant. At present the Company has not identified any special problems and does not have an estimate of the total cost of evaluating and fixing any potential year 2000 problems.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK

Disclosures under this item are not required for the current fiscal year as the Company qualifies as a "Small Business" filer.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               Page
Independent Auditors' Report                                    37

Consolidated Balance Sheets, December 31, 1997 and 1996         38

Consolidated Income Statements for the years ended
   December 31, 1997, 1996, and 1995                            39

Consolidated Statements of Shareholders' Equity for the
   years ended December 31, 1997, 1996 and 1995                 40

Consolidated Statements of Cash Flows for the years
   ended December 31, 1997, 1996 and 1995                       41


Notes to Consolidated Financial Statements                    42-56

All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements or notes thereto.

     INDEPENDENT AUDITORS' REPORT

     To the Board of Directors and Shareholders of Saratoga Bancorp:

     We have audited the accompanying consolidated balance sheets of Saratoga Bancorp and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial state-ments. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Saratoga Bancorp and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



     DELOITTE  &  TOUCHE LLP
     San Jose, California
     January 20, 1998

      SARATOGA BANCORP AND SUBSIDIARY
     CONSOLIDATED BALANCE SHEETS
     DECEMBER 31, 1997 AND 1996

     ASSETS                              1997                 1996
     CASH AND DUE FROM BANKS         $     4,760,000     $     4,543,000
     FEDERAL FUNDS SOLD                   10,500,000          18,300,000
        Total cash and  equivalents       15,260,000          22,843,000
     INTEREST-BEARING
        DEPOSITS IN OTHER BANK             1,489,000                -
     SECURITIES AVAILABLE FOR SALE        16,184,000          17,949,000
     SECURITIES HELD TO MATURITY          31,152,000          24,111,000
     LOANS                                63,765,000          52,661,000
     ALLOWANCE FOR CREDIT LOSSES            (578,000)           (628,000)
               Loans, net                 63,187,000          52,033,000
     PREMISES AND EQUIPMENT, Net           1,992,000           2,135,000
     OTHER REAL ESTATE OWNED                    -              1,252,000
     ACCRUED INTEREST RECEIVABLE AND
        OTHER ASSETS                       1,780,000           1,461,000
     TOTAL                          $    131,044.000     $   121,784,000
                                    ================    ================

     LIABILITIES AND
       SHAREHOLDERS' EQUITY
     DEPOSITS:
       Demand, noninterest-bearing  $    25,456,000      $    22,823,000
       Demand, interest-bearing          22,789,000           23,171,000
          Savings                        14,092,000           13,935,000
          Time                           28,709,000           29,515,000
               Total deposits            91,046,000           89,444,000
      FEDERAL FUNDS PURCHASED             2,000,000            1,500,000
     OTHER BORROWINGS                    22,984,000           18,201,000
     ACCRUED INTEREST PAYABLE AND
       OTHER LIABILITIES                  1,409,000              687,000
               Total liabilities        117,439,000          109,832,000
     COMMITMENTS (Notes 5 and 11)
     SHAREHOLDERS' EQUITY:
      Preferred stock, no par value;
      authorized 1,000,000 shares;
      no shares issued Common stock,
      no par value; authorized
      20,000,000 shares; outstanding
      1,091,967 in 1997 and 1,036,392
      shares in 1996.                     4,705,000            4,461,000
          Retained earnings               9,099,000            7,717,000
          Net unrealized loss on
          securities available
             for sale                      (199,000)            (226,000)
       Total shareholders' equity        13,605,000           11,952,000
      TOTAL                        $    131,044,000      $   121,784,000
                                    ===============      ===============

          See notes to consolidated financial statements.

     SARATOGA BANCORP AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                     1997            1996             1995
INTEREST INCOME:
    Loans, including fees    $    5,571,000   $    4,395,000    $   3,788,000
     Securities:
          Taxable                 2,894,000        2,244,000        2,194,000
          Non-taxable               244,000          175,000          169,000
    Federal funds sold              607,000          761,000          421,000
    Other                            30,000           10,000             -
      Total interest income       9,346,000        7,585,000        6,572,000
INTEREST EXPENSE:
     Deposits                     2,922,000        2,712,000        2,470,000
     Borrowings                   1,350,000          841,000          377,000
     Other                            1,000            5,000           14,000
      Total interest expense      4,273,000        3,558,000        2,861,000
NET INTEREST INCOME BEFORE
   CREDIT FOR CREDIT LOSSE        5,073,000        4,027,000        3,711,000
CREDIT FOR CREDIT LOSSES               -            (150,000)            -
NET INTEREST INCOME AFTER
  CREDIT FOR CREDIT LOSSE         5,073,000        4,177,000        3,711,000
OTHER INCOME:
     Service charges                273,000          199,000          194,000
     Rental income from
       leased assets                 98,000           83,000          119,000
     Net gain on sale of
       securities available
       for sale                      34,000             -              72,000
     Rental income from other
       real estate owned               -                -             102,000
     Net gain on sale of other
       real estate owned               -                -              55,000
     Other                          72,000            71,000           35,000
       Total other income          477,000           353,000          577,000
OTHER EXPENSES:
     Salaries and employee
       benefits                  1,338,000         1,342,000        1,188,000
     Occupancy                     372,000           348,000          376,000
     Professional fees             154,000           158,000          156,000
     Furniture and equipment       141,000           138,000          126,000
     Depreciation on leased
       assets                       79,000            65,000          110,000
     Data processing                75,000            71,000           45,000
     Net cost of other real
       estate owned                 59,000             5,000          115,000
     Insurance                      40,000            88,000          161,000
     Net loss on sale of
       securities available
       for sale                       -                4,000             -
     Other                         720,000           651,000          591,000
       Total other expenses      2,978,000         2,870,000        2,868,000
INCOME BEFORE INCOME TAXES       2,572,000         1,660,000        1,420,000
PROVISION FOR INCOME TAXES         976,000           559,000          539,000
NET INCOME                    $  1,596,000       $ 1,101,000     $    881,000
EARNINGS PER SHARE:           ============       ===========     ============
  BASIC                       $       1.52       $      1.06     $       0.85
                              ============       ===========     ============
  DILUTED                     $       1.39       $      0.96     $       0.82
                              ============       ===========     ============

See notes to consolidated financial statements.

SARATOGA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                               Net
                                            Unrealized
                                               Loss
                                           On Securities              Total
                       Common Stock          Available    Retained Shareholders'
                    Shares      Amount        for sale    Earnings    Equity
BALANCES,
 JANUARY 1, 1995   1,030,972  $4,427,000   $  (819,000)  $6,019.000  $9,627,000

Cash dividend
($0.10 per share)       -           -             -        (103,000)   (103,000)

Change in net
  unrealized loss
  on securities
  available
  for sale              -           -          652,000         -        652,000

Net income              -           -             -         881,000     881,000
                  ----------  ----------   -----------    --------- -----------
BALANCES,
 DECEMBER 31, 1995 1,030,972   4,427,000      (167,000)   6,797,000  1,057,000

Exercise of
  stock options        5,420      34,000          -            -        34,000
Cash dividend
  ($.175 per share)     -           -             -        (181,000)  (181,000)

Change in net
  unrealized loss
  on securities
  available
  for sale              -           -          (59,000)        -       (59,000)

Net income              -           -             -       1,101,000  1,101,000
                  ----------  ----------    -----------  ----------  ---------
BALANCES,
 DECEMBER 31, 1996 1,036,392   4,461,000      (226,000)   7,717,000  1,952,000

Exercise of
  stock options       55,575     244,000          -            -       244,000
Cash dividend
 ($.20 per share)       -           -             -        (214,000)  (214,000)

Change in net
  unrealized loss
  on securities
  available
  for sale              -           -           27,000         -        27,000


Net income              -           -             -       1,596,000  1,596,000
                  ----------  ----------  ------------   ---------- ----------
BALANCES,
DECEMBER 31, 1997  1,091,967  $4,705,000  $   (199,000)  $9,099,000 $3,605,000
                  ==========  ==========  ============   ========== ==========

See notes to consolidated financial statements.

SARATOGA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                              1997        1996         1995
CASH FLOWS FROM OPERATIONS:
     Net income                          $ 1,596,000  $ 1,101,000   $  881,000
     Adjustments to reconcile net
       income to net cash provided
       by operating activities:
     Credit for credit losses                   -        (150,000)        -
     Depreciation and amortization           179,000      170,000      233,000
     Gain on sale of other real
       estate owned                          (7,000)         -         (55,000)
     Gain on sale of leased assets             -          (22,000)        -
     Net loss (gain)  on sale
       of investments                       (34,000)        4,000      (72,000)
     Deferred income taxes                 (158,000)      (86,000)     392,000
     Valuation allowance -
       other real estate owned                 -          (50,000)      35,000
     Accrued interest receivable
       and other assets                    (198,000)     (233,000)     514,000
     Deferred loan fees                       1,000        16,000       78,000
     Accrued expenses and other
         liabilities                        722,000      (216,000)     367,000
       Net  cash provided by operating
         activities                       2,101,000       534,000    2,373,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of securities
       available for sale               (20,205,000)  (14,065,000)  (2,590,000)
     Purchases of securities held
       to maturity                      (19,256,000)   (6,080,000)  (4,885,000)
     Proceeds from maturities of
       securities available for sale     18,933,000     6,993,000         -
     Proceeds from maturities of
       securities held to maturity       12,315,000     4,170,000    8,417,000
     Proceeds from sale of
       securities available for sale      2,923,000     2,496,000    2,625,000
     Purchase of interest bearing
       deposits                          (1,489,000)         -            -
     Proceeds from maturity of
       interest-bearing
       deposits in other banks                 -          200,000         -
     Net increase in loans              (11,105,000)  (15,142,000)  (4,797,000)
     Purchases of premises
       and equipment                        (36,000)     (450,000)     (40,000)
     Proceeds from sale of
       premises and equipment                  -          134,000       14,000
     Proceeds from sale of other
       real estate owned                  1,321,000       652,000      735,000
     Other                                     -             -        (238,000)
       Net cash used in investing
         activities                     (16,599,000)  (21,092,000)    (759,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits             1,602,000    14,495,000    1,077,000
     Net increase in federal
       funds purchased                      500,000          -            -
     Net increase in other borrowings     4,783,000     6,114,000   10,087,000
     Issuance of common stock               244,000        34,000         -
     Payment of cash dividends             (214,000)     (181,000)    (103,000)
       Net cash provided by
         financing activities             6,915,000    20,462,000   11,061,000
NET (DECREASE) INCREASE IN CASH
   AND EQUIVALENTS                       (7,583,000)      (96,000)  12,675,000
CASH AND EQUIVALENTS,
   BEGINNING OF YEAR                     22,843,000    22,939,000   10,264,000
CASH AND EQUIVALENTS, END OF YEAR       $15,260,000   $22,843,000  $22,939,000
                                        ===========   ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION -
  Cash paid during the year for:
          Interest                      $ 4,212,000   $ 3,518,000  $ 2,703,000
          Income taxes                  $   541,000   $   923,000  $    75,000

See notes to consolidated financial statements.

SARATOGA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

  Consolidation - The consolidated financial statements include Saratoga Bancorp and its wholly-owned subsidiary, Saratoga National Bank (the Bank). All material intercompany accounts and transactions have been eliminated.

  Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses as of the dates and for the periods presented. A significant estimate included in the accompanying financial statements is the allowance for loan losses. Actual results could differ from those estimates.

  Cash and Equivalents - The Bank considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  Securities - At the time of purchase the Company classifies its securities into two categories, securities available for sale and held to maturity. Securities available for sale are measured at market value with a corresponding recognition of the net unrealized holding gain or loss as a separate component of shareholders' equity, net of income taxes, until realized. Securities held to maturity are measured at amortized cost based on the Company's positive intent and ability to hold the securities to maturity.

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

  Accounting for Impaired Loans - A loan is considered impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Impaired loans are required to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Income recognition on impaired loans is consistent with the policy for income recognition on nonaccrual loans described above. The Bank had no impaired loans as of December 31, 1997 or 1996.

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

  Accounting for Financial Assets and Liabilities -.The Company adopted SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" effective January 1, 1997. The adoption of this statement had no effect on the Company's financial condition or results of operations.

  Income Taxes - Income taxes are provided at current rates. Deferred income taxes are provided on income and expense items recognized in different periods for financial statement and tax reporting purposes.

  Net Income per Share - The Company adopted SFAS No. 128 "Earnings per Share"
  during the fourth quarter of 1997.   SFAS 128 requires presentation of basic
  and diluted earnings per share (EPS) and restatement of all prior period EPS presented. Basic EPS is computed by dividing net income by the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution is securities or other contracts to issue common stock are exercised or converted into common stock. The weighted average shares used in computing earnings per share are as follows:

                                                 Years ended December 31,
                                              1997        1996         1995

  Weighted average shares used in computing:

       Basic earnings per share            1,048,747    1,033,809    1,030,972
       Diluted potential common shares
         from exercise of stock options,
        using the treasury stock method      103,159      119,525       32,963

       Diluted earnings per share          1,151,906    1,150,497    1,066,772

  Stock-Based Awards - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

2.   CASH AND DUE FROM BANKS

  At December 31, 1997, average aggregate reserves (in the form of deposits with the Federal Reserve Bank) of $1,742,000 were maintained, which satisfied federal regulatory requirements to maintain certain average reserve balances.

3.    SECURITIES

  The amortized cost and estimated market values of securities at December 31 are as follows:

                                                    1997
                                               Gross      Gross     Estimated
                                  Carrying  Unrealized  Unrealized    Market
                                   Amount      Gains      Losses       Value
  SECURITIES AVAILABLE FOR SALE
  U. S. Treasury and agency
    securities                  $11,228,000  $ 27,000  $(103,000)   $11,152,000
  Governmental mutual fund        3,128,000      -      (110,000)     3,018,000
  Federal Home Loan Bank Stock    1,864,000      -          -         1,864,000
  Bankers Bank Stock                150,000      -          -           150,000
                                -----------  --------  ---------    -----------
  Total                         $16,370,000  $ 27,000  $(213,000)   $16,184,000
                                ===========  ========  =========    ===========
  SECURITIES HELD TO MATURITY
  U. S. Treasury and agency
    securities                  $10,879,000  $ 94,000  $(128,000)   $10,845,000
  Mortgage-backed securities     15,024,000   128,000    (28,000)    15,124,000
  Obligations of states and
    political subdivisions        5,159,000    75,000       -         5,234,000
  Federal Reserve Bank Stock         90,000      -          -            90,000
                                -----------  --------  ---------    -----------
  Total                         $31,152,000  $297,000  $(156,000)   $31,293,000
                                ===========  ========  =========    ===========


                                                   1996
                                              Gross      Gross      Estimated
                                  Carrying  Unrealized Unrealized     Market
                                   Amount      Gains     Losses        Value
  SECURITIES AVAILABLE FOR SALE
  U. S. Treasury and agency
    securities                  $11,704,000  $ 12,000  $ (45,000)   $11,671,000
  Governmental mutual fund        3,128,000      -      (170,000)     2,958,000
  Federal Home Loan Bank Stock    3,170,000      -          -         3,170,000
  Bankers Bank Stock                150,000      -          -           150,000
                                -----------  --------  ---------    -----------
  Total                         $18,152,000  $ 12,000  $(215,000)   $17,949,000
                                ===========  ========  =========    ===========
  SECURITIES HELD TO MATURITY
  U. S. Treasury and agency
    securities                  $ 5,489,000  $ 51,000  $ (39,000)   $ 5,501,000
  Mortgage-backed securities     13,204,000    14,000   (148,000)    13,070,000
  Obligations of states and
    political subdivisions        5,328,000    33,000     (7,000)     5,354,000
  Federal Reserve Bank Stock         90,000      -          -            90,000
                                -----------  --------  ---------    -----------
  Total                         $24,111,000  $ 98,000  $(194,000)   $24,015,000
                                ===========  ========  =========    ===========

  The amortized cost and estimated market value of debt securities at December 31, 1997, by contractual maturity, are as follows:

                               Available for Sale         Held to Maturity
                                          Estimated                  Estimated
                              Carrying      Market      Carrying       Market
                               Amount        Value       Amount         Value
  Due in one year or less   $   997,000  $   999,000  $ 2,859,000   $ 2,865,000
  Due after one year
    through five years        6,994,000    7,018,000    1,983,000     2,016,000
  Due after five years
    through ten years         3,237,000    3,135,000   11,196,000    11,198,000
  Mortgage-backed securities       -            -      15,024,000    15,024,000
  Governmental mutual fund    3,128,000    3,018,000         -             -
                            -----------  -----------  -----------   -----------
  Total                     $14,356,000  $14,170,000  $31,062,000   $31,203,000
                            ===========  ===========  ===========   ===========

  Sale of investments resulted in gross realized gains of $69,000 for 1997, ($1,000 in 1996 and $148,000 in 1995) and gross realized losses of $35,000 in 1997, $5,000 in 1996 and $76,000 in 1995. During 1994, the Company
  transferred investments from available for sale to held to maturity.
  The net unrealized loss at the date of transfer of $214,000 is being amortized over the remaining maturities of the investments. The unamortized portion of the loss is $135,000 at December 31, 1997.

  Mortgage-backed securities generally have stated maturities of four to fifteen years, but are subject to substantial prepayments which effectively accelerate actual maturities. The Company's investment in governmental mutual funds has no fixed maturity. At December 31, 1997 investments with an amortized cost of $26,491,000 were pledged to secure public and certain other deposits as required by law or contract.

4.     LOANS  AND  ALLOWANCE  FOR  CREDIT  LOSSES

  Loans at December 31, are comprised of the following:

                                      1997           1996
  Real estate:
    Construction                     $  8,945,000   $  9,249,000
    Other                              29,100,000     21,473,000
  Commercial                           21,282,000     18,242,000
  Installment                           1,548,000      1,861,000
  Lease financing                       3,656,000      2,535,000
  Unearned income on lease financing     (441,000)      (375,000)
                                     ------------   ------------
  Total loans                          64,090,000     52,985,000
  Deferred loans fees                    (325,000)      (324,000)
                                     ------------   ------------
  Loans, net of deferred loan fees    $63,765,000    $52,661,000
                                      ===========    ===========

  The activity in the allowance for credit losses is summarized as follows:

                                       1997          1996           1995
  Balance, beginning of year       $ 628,000     $ 776,000       $ 738,000
  Provision credited to expense         -         (150,000)           -
  Write-offs                        (115,000)      (39,000)        (45,000)
  Recoveries                          65,000        41,000          83,000
                                    --------      --------        --------
  Balance, end of year             $ 578,000     $ 628,000       $ 776,000
                                    ========      ========        ========

  Nonaccrual loans were $360,000 at December 31, 1997. There were no nonaccrual loans at December 31, 1996 and 1995. The reduction in interest income associated with these loans in 1997 was $13,000. Interest income recognized on such loans in 1997 was $26,000.


5.     PREMISES  AND  EQUIPMENT

  Premises and equipment at December 31, are comprised of the following:

                                                   1997           1996
  Land                                         $   948,000    $   948,000
  Building and leasehold improvements            1,194,000      1,194,000
  Furniture and equipment                          982,000         945,000
  Equipment held for lease                         365,000         365,000
                                               -----------    ------------
  Total                                          3,489,000       3,452,000
  Accumulated depreciation and amortization     (1,497,000)     (1,317,000)
                                               -----------    ------------
  Premises and equipment, net                  $ 1,992,000    $  2,135,000
                                               ===========    ============

  The Company's Los Gatos and San Jose branches are leased under noncancellable operating leases which expire in 1998 and 1999, respectively. The Bank has renewal options with adjustments to the lease payments based on changes in the consumer price index.  Future minimum annual lease payments are as follows:

  1998      $    188,000
  1999           176,000
            ------------
  Tota      $    364,000
            ============

  Rental expense under operating leases was $227,000 in 1997 and $236,000 in 1996 and 1995.

6.     OTHER  REAL  ESTATE  OWNED

  There was no Other real estate owned at December 31, 1997 ( $1,252,000 at
  December 31, 1996 net of  valuation allowance of $143,000).  The net cost of operation of other real estate owned is as follows:
                                            1997       1996       1995

  Decreases (increases) in valuation
    allowance to reflect increases and
    decreases in estimated fair value    $    -      $ 50,000  $ (35,000)
  Net holding costs                        (59,000)   (55,000)   (80,000)
                                         ---------   --------  ---------
  Total                                  $ (59,000)  $ (5,000) $(115,000)
                                         =========   ========  =========

7.     DEPOSITS

  The amount of short-term jumbo time deposits, each with a minimum denomination of $100,000, was approximately $13,773,000 and 12,429,000 in 1997 and 1996, respectively.

  At December 31, 1997, the scheduled maturities of these time deposits are as follows:

                 1998           $11,163,000
                 1999             1,695,000
                 2000               815,000
                 2003               100,000
                                $13,773,000
                                ===========

8.       OTHER BORROWINGS

  Other borrowings consist of borrowings from the Federal Home Loan Bank which are due as follows:

                 1998           $ 5,000,000
                 2000             2,149,000
                 2001             4,133,000
                 2002               756,000
                 2003             2,681,000
                 Thereafter       8,265,000
                                $22,984,000
                                ===========

At December 31, 1997 other borrowings consisted of borrowings from the Federal Home Loan Bank of $22,984,000. Borrowings from the Federal Home Loan Bank are secured by U.S. Government and Agency Securities and bear interest at rates between 5.565% and 7.25%.

9.        INCOME TAXES

  The provision for income taxes is comprised of the following:

                         Years Ended December 31,
                      1997         1996         1995
 <S >
  Current:
    Federal       $ 896,000      $478,000    $  68,000
    State           238,000       167,000       79,000
                  ---------      --------    ---------
  Total current   1,134,000       645,000      147,000
                 ----------      --------    ---------
  Deferred:
    Federal        (168,000)      (75,000)     345,000
    State            10,000       (11,000)      47,000
                 ----------      --------    ---------
  Total deferred   (158,000)      (86,000)     392,000
                 ----------      --------    ---------
  Total            $976,000      $559,000     $539,000
                 ==========      ========     ========


  The effective tax rate differs from the federal statutory rate as follows:

                                                Years Ended December 31,
                                                1997      1996      1995

  Federal statutory rate                        35.0%     35.0%     35.0%
  State income tax, net of federal effect        6.3       6.2       6.0
  Tax exempt income                             (2.8)     (3.1)     (3.6)
  Officer's life insurance                        -         -        1.3
  Other, net                                    (0.5)     (4.4)     (0.7)
                                                -----     -----     -----
  Total                                         38.0%     33.7%     38.0%
                                                =====     =====     =====

  The Company's net deferred tax asset at December 31 is comprised of the following:

                                              1997     1996
  Deferred tax assets:
    Provision for credit losses           $ 132,000 $ 197,000
    Deferred compensation                   133,000    93,000
    Unrealized loss on investments
       available for sale                   122,000   138,000
    State income taxes                       72,000      -
    Depreciation & amortization              43,000      -
    Deferred gain on sale of other real
      estate owned                           29,000      -
    Deferred rent                            24,000    36,000
    Provision for other real estate owned      -       59,000
                                          --------- ---------
Total deferred assets                       555,000   523,000
                                          --------- ---------
Deferred tax liabilities:

   Federal Home Loan Bank stock             (69,000)     -
    Depreciation and amortization              -     (183,000)
    Other                                   (32,000)  (28,000)
                                          --------- ---------
  Total deferred liabilities                101,000   211,000
                                          --------- ---------
  Net deferred tax asset                  $ 454,000 $ 312,000
                                          ========= =========

  There was no valuation allowance at December 31, 1997 and 1996.


10.    STOCK OPTION PLANS


  The Company's stock option plans authorize the issuance to employees, officers and directors of incentive and nonstatutory options to purchase common stock.

  The Company's 1982 Amended Stock Option Plan (the "1982 Plan") expired on October 26, 1992, therefore, no options were granted by the Company during 1995, 1996 or 1997 under the 1982 Plan. Prior to expiration of the 1982 Plan, options were granted to key officers and employees of the Company and its subsidiary. Options granted under the 1982 Plan were either incentive options or nonstatutory options and became exercisable in accordance with a vesting schedule established at the time of grant. Vesting may not extend beyond ten years from the date of grant. Upon a change in control of the Company, all outstanding options under the 1982 Plan will become fully vested and exercisable. Options granted under the 1982 plan are adjusted to protect against dilution in the event of certain changes in the Company's capital-ization, including stock splits and stock dividends.

  The Company's 1994 Stock Option Plan (the "1994 Plan") is substantially similar to the 1982 Plan regarding provisions related to option grants, vesting and dilution. Upon a change in control, options do not become fully vested and exercisable, but may be assumed or equivalent options may be substituted by a successor corporation.

Option activity is summarized as follows:
                                                        Outstanding Options
                                                    ---------------------------
                                                    Number of  Weighted Average
                                                      Shares    Exercise Price
  Balances,  January 1, 1995                          267,177        $6.06

    Granted (weighted average value of $1.26)          31,750         6.88
    Canceled                                           (6,200)        6.46
                                                      -------       ------
  Balances,  December 31, 1995                        292,727         6.14

    Granted (weighted average value of $1.93)           4,500        10.17
    Exercised                                          (5,420)        6.31
    Canceled                                          (24,856)        7.09
                                                      -------       ------
  Balances,  December 31, 1996                        266,951         6.12
  (245,728 exercisable at weighted average
     price of $5.89)

    Exercised                                         (61,854)        4.45
    Canceled                                           (2,050)        8.12
                                                      -------       ------
  Balances,  December 31, 1997                        203,046         $6.61
  (196,133 exercisable at weighted average
     price of $6.26)                                  =======       =======

  At December 31, 1997, 38,544 shares are available for future grant.


  The Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpertations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

  SFAS No. 123, "Accounting for Stock-Based Compensation" requires the disclosure of proforma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferrable options without vesting restriction, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 114 months; stock volatility, 19%; risk free interest rates, not applicable in 1997, 6.54% and
  6.68% in 1996 and 5.85%, 6.15% and   7.66% in 1995; and a dividend yield of
  5.50% as they occur. If the computed fair values of the 1997, 1996 and 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows:

                                          Years ended December 31,
                                       1997           1996       1995
  Pro forma net income              $1,587,000     $1,090,000   $868,000

  Pro forma earnings per share
    Basic                           $1.51          $1.06        $0.84
    Diluted                         $1.38          $0.95        $0.81

11.    COMMITMENTS AND CONTINGENT LIABILITIES

  The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments of $24,435,000 and standby letters of credit of $25,000 at December 31, 1997. The Bank's exposure to credit loss is limited to amounts funded or drawn; however, at December 31, 1997, no losses are anticipated as a result of these commitments.

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

  Officers of the Company have severance agreements which provide, in the event of a change in control meeting certain criteria, severance payments based on a multiple of their current compensation. At December 31, 1997, these payments would have aggregated up to $348,000.

12.    LOAN  CONCENTRATIONS

  The Bank's customers are primarily located in Santa Clara County, which is located in the southern portion of the San Francisco Bay Area. Many of the Bank's customers are employed by or are otherwise dependent on the high tech-nology and real estate development industries and, accordingly, the ability of the Bank's borrowers to repay loans may be affected by the performance of these sectors of the economy. Virtually all loans are collateralized. Generally, real estate loans are secured by real property and commercial and other loans are secured by business or personal assets. Repayment is generally expected from refinancing or sale of the related property for real estate construction loans and from cash flows of the borrower for all other loans.

  The composition of the loan portfolio at December 31, 1997 and 1996 is summarized in the following table.

                                             1997       1996
       Real estate:
           Construction:
               Single family construction     11%        15%
               Land Development                3          2
           Other                              46         41
       Commerical                             38         34
       Installment                             2          8
                                             ---        ---
                                             100%       100%
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

  The following table presents the carrying amount and estimated fair value of certain assets and liabilities of the Company at December 31, 1997. The carrying amounts reported in the consolidated balance sheets approximate fair value for the following financial instruments: cash and due from banks, federal funds sold, interest bearing deposits in other banks, demand and savings deposits, federal funds purchased and other borrowings (See Note 3 for information regarding securities).

                                               December 31, 1997
                                     --------------------------------
                                      Carrying          Estimated Fair
                                       Amount               Value
  Loans, net                         $63,187,000         $62,284,000
  Time deposits                      $28,709,000         $28,644,000


                                               December 31, 1996
                                     --------------------------------
                                      Carrying          Estimated Fair
                                       Amount               Value
  Loans, net                         $52,033,000         $52,202,000
  Time deposits                      $29,515,000         $29,590,000


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


14.    REGULATORY  MATTERS

  The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997 and 1996, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

  As of December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action.
  To be categorized as well capitalized the Bank must maintain minimum total risk-based , Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

  The following table shows the Company's and the Bank's actual capital amounts and capital ratios at December 31, 1997 and 1996 as well as the minimum capital ratios required to be deemed "well capitalized" under the regulatory framework.

                                                                   To Be Well
                                                               Capitalized Under
              Bancorp         Bank Only         For Capital    Prompt Corrective
              Actual            Actual     Adequacy Purposes: Action Provisions:
           Amount   Ratio   Amount    Ratio   Amount    Ratio   Amount   Ratio
          ---------------  ----------------  ----------------  ----------------
  As of
 December
 31, 1997
Total
 Capital
 (to Risk
 Weighted
 Assets)$14,183,000 18.1% $13,266,000 17.0% >$6,232,000 >8.00% >$7,790,000>10.0%
Tier I
 Capital
 (to Risk
 Weighted
 Assets)$13,605,000 17.4% $12,688,000 16.3% >$3,116,000 >4.00% >$4,716,000> 6.0%
Tier I
 Capital
 (to
 Average
 Assets)$13,605,000 10.9% $12,688,000 10.2% >$4,989,000 >4.00% >$6,236,000> 5.0%

As of
December
31, 1996
Total
 Capital
 (to Risk
 Weighted
 Assets)$12,580,000 18.1% $11,826,000 17.1% >$5,602,000 >8.00% >$7,003,000>10.0%
Tier I
 Capital
 (to Risk
 Weighted
 Assets)$11,952,000 18.1% $11,198,000 16.2% >$2,802,000 >4.00% >$4,202,000 >6.0%
Tier I
 Capital
 (to
 Average
 Assets)$11,952,000 10.5% $11,198,000  9.8% >$4,614,000 >4.00% >$5,767,000 >5.0%


15.    CONDENSED FINANCIAL INFORMATION OF SARATOGA BANCORP (PARENT ONLY)

  The condensed financial statements of Saratoga Bancorp are as follows:

  CONDENSED BALANCE SHEETS
                                                    December 31,
                                                1997            1996
  ASSETS:
    Cash-interest bearing account with Bank     $   185,000   $   102,000
    Real estate loans                               660,000       764,000
    Investment in Bank                           12,688,000    11,078,000
    Other assets                                     79,000         8,000
                                                -----------    ----------
  Total                                         $13,612,000   $11,952,000
                                                ===========   ===========

  LIABILITIES AND SHAREHOLDERS' EQUITY:
    Other liabilities                           $     7,000   $      -
    Common stock                                  4,705,000     4,461,000
    Retained earnings                             9,099,000     7,717,000
    Net unrealized loss on investments
      available for sale                           (199,000)     (226,000)
                                                -----------   -----------
  Total                                         $13,612,000   $11,952,000
                                                ===========   ===========

  CONDENSED INCOME STATEMENTS

                                               Years Ended December 31,
                                           ----------------------------------
                                                1997         1996        1995

  Interest income                          $   73,000   $   26,000  $     8,000
  Dividend from subsidiary                       -         861,000         -
  Other expenses                              (53,000)     (50,000)     (50 000)
                                           ----------   ----------   ----------
  Income (loss) before income taxes
    and equity in undistributed net
    income of Bank                             20,000      837,000      (42,000)
  Income tax (expense) benefit                ( 7,000)     ( 9,000)      16,000
                                           ----------   ----------   ----------
  Income(loss) before equity in
    undistributed net income of Bank           13,000      846,000      (26,000)
  Equity in undistributed net income
    of Bank                                 1,583,000      255,000      907,000
                                           ----------   ----------   ----------
  Net income                               $1,596,000   $1,101,000   $  881,000
                                           ==========   ==========   ==========

  CONDENSED STATEMENTS OF CASH FLOWS

                                                Years ended December 31,
                                         -------------------------------------
                                            1997         1996          1995
  Cash flows from operations:
    Net income                           $1,596,000   $1,101,000    $  881,000
    Adjustments to reconcile net
      income to net cash (used in)
      provided by operating activities:
      Equity in undistributed net
        income of Bank                   (1,583,000)    (255,000)     (907,000)
      Credit for credit losses                 -            -          (16,000)
      Change in other assets                 (1,000)      19,000          -
      Change in other liabilities           (63,000)      (1,000)         -
                                        -----------   ----------    ----------
  Net cash (used in) provided by
     operating activities                   (51,000)     864,000       (42,000)
  Cash flows from investing activities -
    Net change in loans                     104,000     (764,000)       36,000
                                        -----------   -----------   ----------
  Cash flows from financing activities:
    Cash dividend                          (214,000)    (181,000)     (103,000)
    Issuance of common stock                244,000       34,000          -
                                        -----------   ----------    ----------
  Net cash provided by (used in)
    financing activities                     30,000     (147,000)     (103,000)
                                        -----------   ----------    ----------
  Net increase (decrease) in cash            83,000      (47,000)     (109,000)

  Cash, beginning of year                   102,000      149,000       258,000
                                        -----------   ----------    ----------
  Cash, end of year                     $   185,000   $  102,000    $  149,000
                                        ===========   ==========    ==========

  The ability of the Company to pay future dividends will largely depend upon the dividends paid to it by the Bank. Under federal law regulating national banks, dividends declared by the Bank in any calendar year may not exceed the lesser of its undistributed net income for the most recent three fiscal years or its retained earnings. As of December 31, 1997, the amount available for distribution from the Bank to the Company was approximately $3,080,000, subject to approval by the Office of the Comptroller of the Currency. The Bank is also restricted as to the amount and form of loans, advances or other transfers of funds or other assets to the Company.


16. NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board adopted SFAS No. 130 "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Both statements are effective for the Company's 1998 consolidated financial statements and are not expected to have a material impact on the Company's financial position and results of operations.
                               * * * * *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
                      Not applicable.

                         PART III

Item 10. Directors and Executive Officers of the Registrant.
  The information required hereunder is incorporated by reference from the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 11. Executive Compensation.
     The information required hereunder is incorporated by reference from the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 12. Security Ownership of Certain Beneficial Owners and Management.
  The information required hereunder is incorporated by reference from the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

Item 13. Certain Relationships and Related Transactions.
     The information required hereunder is incorporated by reference from the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

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

        (10.2) Agreement of Purchase and Sale dated July 27, 1988 for 12000
               Saratoga-Sunnyvale Road, Saratoga, CA is incorporated by refer-ence herein to Exhibit 10.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as filed with the Securities and Exchange Commission on March 27, 1989.

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

       (10.5) Bank of the West Master Profit Sharing and Savings Plan and Amendment, amended as of March, 1990 are incorporated by reference herein to Exhibit 10.5 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, as filed with the Securities and Exchange Commission on March 20, 1991.

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

     (10.10) Forms of Incentive Stock Option Agreement, Non-Statutory Stock Option Agreement and Non-Statutory Agreement for Outside Directors, as amended is incorporated by reference herein to
               Exhibit 10.8 of Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1994 as filed with the Securities and Exchange Commission on August 15, 1994.

        (21) Subsidiaries of the registrant: Registrant's only subsidiary is Saratoga National Bank, a national banking association, which operates a commercial and retail banking operation in California.

        (23)   Independent Auditors' consent

        (27)   Financial Data Schedule

* Denotes management contracts, compensatory plans or arrangements.

    (b)        Reports on Form 8-K

               Registrant filed no reports on Form 8-K for the three month period ended December 31, 1997.

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

                      SARATOGA BANCORP


                                        Richard L. Mount
                                   By_______________________________
                                     Richard L. Mount, President
                                     (Principal Executive Officer)

                                           March 25, 1998
                                   Date_____________________________

                                       Mary Page Rourke
                                   By_______________________________
                                      Mary Page-Rourke, Treasurer
                                      (Principal Financial and
                                       Accounting Officer)

                                          March 25, 1998
                                   Date_____________________________


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Name                       Title                         Date

Victor Aboukhater                                       March 25, 1998
__________________         Director                     _______________
Victor Aboukhater

Robert G. Egan                                          March 25, 1998
__________________         Director                     _______________
Robert G. Egan

William D. Kron                                         March 25, 1998
__________________         Director                     ______________
William D. Kron

John F. Lynch III                                       March 25, 1998
__________________         Director                     ______________
John F. Lynch III

V. Ronald Mancuso                                       March 25, 1998
__________________         Director                     ______________
V. Ronald Mancuso


Richard L. Mount     Chairman of the Board              March 25, 1998
__________________   President and Director             ______________
Richard L. Mount     (Principal Executive Officer)

Mary Page Rourke                                        March 25, 1998
__________________          Treasurer                   ______________
Mary Page-Rourke     (Principal Financial and
                      Accounting Officer)

                      INDEX TO EXHIBITS
                                                                 Sequentially
                                                                   Numbered
Number                      Exhibits                                 Page


33.1            Independent Auditors' Consent                          63
27.1            Financial Data Schedule                                64