Form 10-K/A
period 1997-12-31
SARATOGA BANCORP
filed 1998-05-01
CIK 702700

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                       FORM 10-K/A - No. 1

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

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of Saratoga Bancorp on March 1, 1998 was $19,421,316.

As of March 1, 1998, Saratoga Bancorp had 1,091,967 shares of common stock outstanding.

Portions of the Registrant's Definitive Proxy Statement dated April 24, 1998 are incorporated into Part III, Items 10 through 13.






                    Exhibit Index is on page 5.


                        Page 1 of 25 pages

                         Saratoga Bancorp
                Amendment to Items 10 through 13
              of Form 10-K filed on March 25, 1998

     The Registrant hereby amends Items 10, 11,12 and 13 of the Registrant's Form 10-K filed with the Securities and Exchange commission on March 28, 1996 by attaching certain portions of its Definitive Proxy Statement dated April 26, 1996 (the "Definitive Proxy Statement").

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

     (a) *(99.1) Registrant's Definitive Proxy Statement dated
                 April 24, 1998

SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        SARATOGA BANCORP




Date: April 30, 1998
                         Richard L. Mount, President
                         (Principal Executive Officer)



Date: April 30, 1998
                         Mary Page Rourke, Treasurer
                         (Principal Financial and
                           Accounting Officer)

                       INDEX TO EXHIBITS

                                                         Sequentially
Number                   Exhibits                        Numbered Page

99.1            The Registrant's Definitive Proxy
                Statement dated April 26, 1998,
                which is furnished for the information
                of the Securities and Exchange Commission
                and, except for those portions which are
                expressly incorporated by reference in
                this filing, is not to be deemed "filed"
                as part of this filing.                     5 - 20