Form 10-Q
period 1998-03-31
SARATOGA BANCORP
filed 1998-05-11
CIK 702700

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998 or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


       CLASS           SHARES OUTSTANDING AT APRIL 16, 1998
   Common Stock                     1,644,567




            The Index to Exhibits appears on Page 18


                        Page 1 of 19 pages

                  PART I - FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

                 SARATOGA BANCORP AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS

                                    March 31,        December 31,
                                      1998               1997*
                                   (Unaudited)
ASSETS
Cash and due from banks           $  5,884,000     $  4,760,000
Federal funds sold                  14,800,000       10,500,000
Total cash and equivalents          20,684,000       15,260,000

Interest bearing deposits in
 other banks                         1,589,000        1,489,000
Securities available for sale       14,341,000       16,184,000
Securities held to maturity         30,910,000       31,152,000
Loans, net                          60,801,000       63,187,000
Premises and equipment               1,946,000        1,992,000
Other assets                         1,729,000        1,780,000

TOTAL ASSETS                      $132,000,000     $131,044,000
                                   ===========      ===========
LIABILITIES
Deposits:
  Non interest-bearing            $ 26,097,000     $ 25,456,000
  Interest-bearing                  67,828,000       65,590,000
Total deposits                      93,925,000       91,046,000
Federal funds purchased                 -             2,000,000
Other borrowings                    22,939,000       22,984,000
Accrued expenses and
  other liabilities                  1,187,000        1,409,000

TOTAL LIABILITIES                  118,051,000      117,439,000

SHAREHOLDERS' EQUITY
Common stock, no par value;
 Authorized: 20,000,000 shares;
 Issued and outstanding:
 1,637,950 and 1,644,567 shares      4,718,000        4,705,000
Net retained earnings                9,406,000        9,099,000
Unrealized loss on securities
 available for sale                   (175,000)        (199,000)

TOTAL SHAREHOLDERS' EQUITY          13,949,000       13,605,000
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY            $132,000,000     $131,044,000
                                   ===========      ===========

*Derived from the December 31, 1997 audited balance sheet included in the Company's 1997 Annual Report on Form 10-K.

See notes to consolidated condensed financial statements.

                     SARATOGA BANCORP AND SUBSIDIARY
                    CONSOLIDATED CONDENSED INCOME STATEMENTS (Unaudited)


                                            Three Months Ended
                                                March 31,
                                          1998           1997
                                      ------------   ------------
INTEREST INCOME:
 Loans                                $ 1,558,000    $ 1,303,000
 Investment securities                    748,000        592,000
 Federal funds sold                       104,000        224,000
                                      -----------    -----------
Total interest income                   2,410,000      2,119,000
                                      -----------    -----------
INTEREST EXPENSE:
 Deposits                                 717,000        731,000
 Other                                    352,000        280,000
                                      -----------    -----------
Total interest expense                  1,069,000      1,011,000
                                      -----------    -----------
NET INTEREST INCOME BEFORE
 PROVISION FOR CREDIT LOSSES            1,341,000      1,108,000
Provision for credit losses                51,000           -
                                      -----------    -----------
Net interest income after
 provision for credit losses            1,290,000      1,108,000
Other income                              159,000        122,000
Other expenses                            776,000        780,000
                                      -----------    -----------
INCOME BEFORE INCOME TAXES                673,000        450,000
Provision for income taxes                256,000        171,000
                                      -----------    -----------
NET INCOME                            $   417,000    $   279,000
                                      ===========    ===========

EARNINGS PER SHARE:
  Basic                               $      0.25    $      0.18
                                      ===========    ===========
  Diluted                             $      0.23    $      0.16
                                      ===========    ===========



See notes to consolidated condensed financial statements.

                    SARATOGA BANCORP AND SUBSIDIARY
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                             Three Months Ended
                                                   March 31,
                                              1998          1997
OPERATIONS:
 Net income                              $    417,000   $   279,000

 Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Credit for credit losses                    51,000          -
   Depreciation and amortization               46,000        46,000
   Other, net                                (304,000)      187,000
Net cash provided by operating
   activities                                 210,000       512,000

INVESTING ACTIVITIES:
  Proceeds from maturities or sale of
    securities available for sale          10,077,000       690,000
  Proceeds from maturities of
    securities held to maturity             2,199,000       647,000
  Purchase of securities available
    for sale                               (7,057,000)         -
  Purchase of securities held to
    maturity                               (3,085,000)     (150,000)
  Net (increase) decrease in loans          2,343,000      (236,000)
  Purchases of premises and equipment            -          (17,000)

Net cash provided by investing
   activities                               4,477,000       934,000

FINANCING ACTIVITIES:
  Net increase in deposits                  2,879,000     2,159,000
  Payment of cash dividends                  (110,000)         -
  Issuance of common stock                     13,000          -
  Net decrease in other
    borrowings                                (45,000)      (36,000)
  Decrease in federal funds purchased      (2,000,000)   (1,500,000)

Net cash provided by financing
  activities                                  737,000       623,000

NET INCREASE IN CASH AND EQUIVALENTS        5,424,000     2,069,000
Cash and equivalents,
  Beginning of period                      15,260,000    22,843,000

Cash and equivalents,end of period        $20,684,000   $24,912,000
                                          ===========   ===========


See notes to consolidated condensed financial statements.

               SARATOGA BANCORP AND SUBSIDIARY
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   QUARTERS ENDED MARCH 31, 1998 AND 1997

1. The unaudited consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the periods are not necessarily indicative of the results to be expected for the full fiscal year.

2. On March 27, 1998 the Board of Directors declared a 3-for-2 stock split, which was distributed on May 1, 1998, to shareholders of record as of April 15, 1998. All share and per share data have been retroactively adjusted to reflect the stock split.

3. The Company adopted SFAS No. 128 "Earnings per Share" during the fourth quarter of 1997. SFAS 128 requires presentation of basic and diluted earnings per share (EPS) and restatement of all prior period EPS presented. Basic EPS is computed by dividing net income by the weighted average common shares outstanding during the period.
Diluted EPS reflects the potential dilution if securities or other contracts to issue common stock are exercised or converted into common stock. The weighted average shares used in computing earnings per share are as follows:

<CAPTION
                                   Quarters ended March 31,
                                        1998        1997
Weighted average shares used
  in computing:
Basic earnings per share              1,638,668    1,553,933

Diluted potential common shares
  from exercise of stock options,
  using the treasury stock method      179,881       209.431

Diluted earnings per share           1,818,549     1,763,364

4. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements, This Statement also requires that an entity classify items of other comprehensive earnings by thier nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings are as follows:

                                      Quarters ended March 31,
                                         1998        1997
Net income                            $427,000     $279,000

Other comprehensive earnings(losses)-
  Net unrealized gains(losses) on
 securities available for sale           24,000      (24,000)

Total comprehensive earnings          $441,000     $255,000

5. For the three months ended March 31, 1998, cash paid for income taxes was $566,000. There was no cash paid for income taxes during the three months ended March 31, 1997. During the three months ended March 31, 1998 and 1997, cash paid for interest was $1,050,000 and $959,000, respectively.

               SARATOGA BANCORP AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Summary of financial results

At March 31, 1998, total assets were $132,000,000, an increase of $956,000 (1.0%) from $131,044,000 at December 31, 1997.
Net loans decreased $2,386,000 from $63,187,000 at December 31, 1997 to $60,801,000 at March 31, 1998. Total deposits increased $2,879,000 (3.2%) from $91,046,000 at year-end 1997 to $93,925,000 at March 31, 1998.

Net income for the first quarter of 1998 was $417,000 ($0.25 basic earnings per share, $0.23 diluted earnings per share) compared to $279,000 ($0.18 basic earnings per share, $0.16 diluted earnings per share) for the comparable period in 1997.

The increase in income resulted primarily from an increase in the volume and yield of earning assets, offset in part by an increase in interest expense due to the increased volume of interest-bearing liabilities and other borrowings.


RESULTS OF OPERATIONS



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

FIRST QUARTER OF 1998 AND 1997

An analysis of the results of operations of the Company for the first quarter of 1998 compared to the first quarter of 1997 is presented below:

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of the Bank's earnings.
The components of net interest income are as follows:

                                   Three months ended March 31,

                               1998                        1997
                      Average           Average  Average           Average
                      Balance  Interest Yield(1) Balance  Interest Yield(1)
                                (In thousands, except percentages)
Assets:
Earning assets:
  Loans (2)          $ 63,520    $1,558  9.8%    $53,050   $1,303   9.8%
  Securities           48,065       748  6.2      41,558      592   5.7
  Federal funds sold    7,651       104  5.4      17,777      224   5.0
  Total interest
    earning assets    119,236     2,410  8.1     112,385    2,119   7.5
Cash and due from
  banks                 4,862                      4,446
Other assets (3)        2,804                      3,992
                     $126,902                   $120,823
                     ========                    =======
Liabilities and
  Shareholders'
  Equity:
Interest-bearing
  liabilities:
  Demand deposits    $ 33,911       282  3.3     $37,006       311  3.4
  Time deposits        32,831       435  5.3      31,715       420  5.3
  Other borrowings     22,986       352  6.1      18,183       280  6.2
  Total interest-
    bearing
    liabilities        89,728     1,069  4.8      86,904     1,011  4.7
Demand deposits        21,878                     21,033
Other liabilities       1,508                        774
Total liabilities     113,114                    108,711
Shareholders' equity   13,788                     12,112
                     $126,902                   $120,823
                     ========                    =======

Net interest income and margin(4)$1,341  4.5%               $1,108  3.9%
                                 ======                     ======

(1)  Annualized.
(2) Loan interest income includes loan fee income of $82,000 and $83,000 for the quarters ended March 31, 1998 and 1997, respectively.
(3) Other assets include the average allowance for credit losses of $606,000 and $623,000 and average deferred loan fees of $319,000 and $325,000 for the quarters ended March 31, 1998 and 1997, respectively.
(4) Net interest margin is computed by dividing net interest income by total average earnings assets.

Provision for credit losses

The Bank maintains an allowance for possible credit losses which is based, in part, on the Bank's historical loss experience, the impact of forecasted economic conditions within the Bank's market area, and, as applicable, the State of California, the value of the underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and
recoveries of previously charged-off loans.   During the first
quarter of 1998, the Bank provided $51,000 for the allowance for credit losses. During the first quarter of 1997, the Bank did not record a provision for credit losses. There were no loans charged-off and $12,000 in recoveries in the first quarter of 1998, compared to $18,000 in loans charged-off and $10,000 in recoveries in the first quarter of 1997.

At March 31, 1998, the allowance for credit losses was $641,000 or 1.1% of total loans, compared to $578,000 or 0.9% at December 31, 1997. There were no nonaccrual loans at March
31, 1998 ($360,000 at December 31, 1997).

At March 31, 1998 and December 31, 1997, there were no loans past due 90 days or more as to principal or interest and still accruing interest. There were no loans at March 31, 1998 which were troubled debt restructurings as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." At March 31, 1998, there were two potential problem loans having a combined principal balance of $259,000 ($305,000 at December 31, 1997). Potential problem loans are loans which are generally current as to principal and interest but have been identified by the Company as potential problem loans due either to a decrease in the underlying value of the property securing the credit or some other deterioration in the creditworthiness of the borrower. The two loans identified as potential problem loans are secured by real estate and personal property.

There was no Other Real Estate Owned ("OREO") at March 31, 1998 or December 31, 1997.

Nonperforming loans and OREO are summarized below:

                            March 31, 1998   December 31, 1997
Nonperforming loans:
 Past due 90 days or more      $     -          $     -
 Nonaccrual                          -             360,000

   Total                             -             360,000

Other real estate owned              -                -

Total nonperforming loans and
 other real estate owned       $     -          $ 360,000
                               ==========       ==========

Management is of the opinion that the allowance for credit losses is maintained at an adequate level for known and currently anticipated future risks inherent in the loan portfolio. However, the Bank's loan portfolio, which includes approximately $35,000,000 in real estate loans representing approximately 58% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Bank's market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and OREO and the level of the allowance for loan losses which could adversely affect the Company's and the Bank's future growth and profitability.

NONINTEREST INCOME

Other income consists of service charges on deposit accounts, income from assets acquired for lease and fees for other miscellaneous services. Total other income increased from $122,000 in the first quarter of 1997 to $159,000 in the first quarter of 1998. This increase is primarily attributable to a gain on sale of securities of $51,000.

NONINTEREST EXPENSE

Other expenses decreased slightly from $780,000 in the first quarter of 1997 to $776,000 in the first quarter of 1998. As a percentage of average earning assets, other expenses for the first quarter, on an annualized basis, were 2.8% and 2.6% in 1997 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Bank manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. Liquid assets as a percentage of deposits were 39% and 36% at March 31, 1998 and December 31, 1997, respectively. In addition to cash and due from banks, liquid assets include Federal funds sold and securities available for sale. The Bank has $10.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.

Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the positions taken with respect to liquidity and interest rate sensitivity continue to be appropriate. The Bank also utilizes a monthly "Gap" report which identifies rate sensitivity over the short- and long-terms.


The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Company's earning assets and interest-bearing liabilities at March 31, 1998, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

Based on the contractual terms of its assets and liabilities, the Bank is currently liability sensitive in terms of its exposure to interest rates through the next five years. In other words, the Bank's liabilities reprice faster than its assets during the next five years.

DISTRIBUTION OF REPRICING OPPORTUNITIES
At March 31, 1998
(Dollars in thousands)
                           After Three  After Six   After One
                   Within   Months But  Months But  Year But   After
                   Three    Within Six  Within One  Within     Five
                   Months     Months       Year     Five Years Years    Total

Federal funds
  sold            $14,800   $   -       $   -      $   -    $   -      $14,800
Interest bearing
 deposits in
 other banks         -          -         1,589        -        -        1,589
Municipal
 securities           200       661         -        1,982    5,277      8,120
U.S. Treasury
 and Agency
 securities         3,007       518         625      4,799   26,021     34,970
FRB/FHLB stock       -         -           -          -       2,162      2,162
Loans              32,113     1,231       3,141     12,686   12,576     61,747

Total earning
 assets           $50,120   $ 2,410     $ 5,355    $19,467  $46,036   $123,388

Interest-bearing
  demand deposits $34,294   $   -       $   -     $   -    $    -     $ 34,294
Savings deposits    3,755       -           -         -         -        3,755
Time certificates
 of deposit of
 $100,000 or more   5,852   $ 1,753     $ 3,921    $ 2,543      -       14,069
Other time
 deposits           4,154     3,274       5,397      2,885      -       15,710
Other borrowings    5,000      -           -         7,016   $10,923    22,939

Total interest-
 bearing
 liabilities      $53,055    $5,027     $ 9,318    $12,444  $10,923    $90,767

Interest rate
  sensitivity
  gap             $(2,935)  $(2,617)    $(3,963)   $ 7,023  $35,113    $32,621
                  =======   =======     =======    =======  =======    =======
Cumulative interest
  rate sensitivity
  gap             $(2,935)  $(5,552)    $(9,515)   $(2,492)  $32,621
                  =======   =======     =======    =======   =======
Interest rate
  sensitivity gap
  ratio              0.94%     0.48%       0.57%      1.56%     4.21%

Cumulative interest
  rate sensitivity
  gap ratio          0.94%     0.90%       0.86%      0.97%     1.36%

The Company and the Bank are subject to capital adequacy guidelines issued by the Board of Governors of the Federal Reserve System (the "Board of Governors") and the Office of the Comptroller of the Currency ("OCC"). The Company and the Bank are required to maintain total capital equal to at least 8% of assets and commitments to extend credit, weighted by risk, of which at least 4% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of loan loss reserves. Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8% total ratio. For example, cash and government securities are assigned to a 0% risk-weighted category, most home mortgage loans are assigned to a 50% risk-weighted category requiring a 4% capital allocation and commercial loans are assigned to a 100% risk-weighted category requiring an 8% capital allocation. As of March 31, 1998, the Company's total risk-based capital ratio was approximately 18.7% (approximately 17.8% for the Bank) compared to approximately 18.1% (approximately 17.4% for the Bank) at December 31, 1997.

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

The following table reflects the Company's leverage, Tier 1 and total risk-based capital ratios as of March 31, 1998 and December 31, 1997.

                             March 31, 1998  December 31, 1997
Leverage ratio                        10.8%             10.9%
Tier 1 capital ratio                  17.9%             17.4%
Total risk-based capital ratio        18.7%             18.1%

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

Quantitative and Qualitative Disclosures about Market Risk

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

     27.1 Financial Data Schedule

(b)  Reports on Form 8-K

     On March 2, 1998, Registrant filed a Current Report on Form 8-K, dated February 20, 1998, reporting under
     Item 5 (Other Events) a ten cent ($0.10) cash dividend on the outstanding shares of Common Stock of Saratoga Bancorp, to be payable on April 14, 1998 to shareholders of record at the close of business on March 31, 1998.

     On April 10, 1998, Registrant filed a Current Report on Form 8-K, dated March 27, 1998, reporting under
     Item 5 (Other Events) a three-for-two stock split of the outstanding shares of Common Stock of Saratoga
     Bancorp, to be payable on May 1, 1998 to shareholders of record at the close of business on April 15, 1998.

     On April 10, 1998, Registrant filed a Current Report on Form 8-K, dated April 10, 1998, reporting under
     Item 5 (Other Events) the amendments of the financial data schedules for the preceding two year period.

                        SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED
ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   SARATOGA BANCORP


                               Richard L. Mount
Date: May 11, 1998             -------------------------
                              Richard L. Mount, President
                             (Principal Executive Officer)

                     INDEX TO EXHIBITS

                                               Sequentially
                                                 Numbered
Number                   Exhibits                  Page

 27.1          Financial Data Schedule              19