Form 10-Q
period 1998-06-30
SARATOGA BANCORP
filed 1998-08-13
CIK 702700

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998 or

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

                                 Yes  X     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       CLASS           SHARES OUTSTANDING AT JULY 27, 1998
   Common Stock                     1,644,567



                     Exhibit Index at Page 21

                       Page 1 of 22 pages

                    PART I - FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

                   SARATOGA BANCORP AND SUBSIDIARY
                CONSOLIDATED CONDENSED BALANCE SHEETS

                                    June 30,        December 31,
                                      1998               1997*
                                   (Unaudited)
ASSETS
Cash and due from banks           $  6,540,000     $  4,760,000
Federal funds sold                  14,200,000       10,500,000
Total cash and equivalents          20,740,000       15,260,000
                                  ------------     ------------
Interest bearing deposits in
 other banks                         1,589,000        1,489,000
Securities available for sale       11,944,000       16,184,000
Securities held to maturity         28,780,000       31,152,000
Loans, net                          63,738,000       63,187,000
Premises and equipment               2,375,000        1,992,000
Other assets                         1,904,000        1,780,000
                                  ------------     ------------
TOTAL ASSETS                      $131,070,000     $131,044,000
                                   ===========      ===========
LIABILITIES
Deposits:
  Non interest-bearing            $ 26,066,000     $ 25,456,000
  Interest-bearing                  66,353,000       65,590,000
Total deposits                      92,419,000       91,046,000
Federal funds purchased                 -             2,000,000
Other borrowings                    22,873,000       22,984,000
Accrued expenses and
  other liabilities                  1,376,000        1,409,000
                                  ------------     ------------
TOTAL LIABILITIES                  116,668,000      117,439,000
                                  ------------     ------------
SHAREHOLDERS' EQUITY
Common stock, no par value;
 Authorized: 20,000,000 shares;
 Issued and outstanding:
 1,644,567 shares at June 30,
 1998 and 1,637,950 shares at
 December 31, 1997                   4,725,000        4,705,000
Retained earnings                    9,837,000        9,099,000
Net unrealized loss on
 securities available for sale        (160,000)        (199,000)
                                  ------------     ------------
TOTAL SHAREHOLDERS' EQUITY          14,402,000       13,605,000
TOTAL LIABILITIES AND             ------------     ------------
  SHAREHOLDERS' EQUITY            $131,070,000     $131,044,000
                                   ===========      ===========

*Derived from the December 31, 1997 audited balance sheet included in the Company's 1997 Annual Report on Form 10-K.

See notes to consolidated condensed financial statements.

                      SARATOGA BANCORP AND SUBSIDIARY
            CONSOLIDATED CONDENSED INCOME STATEMENTS (Unaudited)

                             Three Months Ended       Six Months Ended
                                  June 30,                June 30,
                              1998        1997        1998        1997
INTEREST INCOME:
  Loans                    $1,536,000  $1,331,000  $3,094,000  $2,634,000
  Investment securities       698,000     853,000   1,446,000   1,445,000
  Federal funds sold          189,000     107,000     293,000     331,000
                           ----------  ----------  ----------  ----------
Total interest income       2,423,000   2,291,000   4,833,000   4,410,000
                           ----------  ----------  ----------  ----------
INTEREST EXPENSE:
  Deposits                    726,000     697,000   1,443,000   1,428,000
  Other                       353,000     358,000     705,000     638,000
                           ----------  ----------  ----------  ----------
Total interest expense      1,079,000   1,055,000   2,148,000   2,066,000
                           ----------  ----------  ----------  ----------
NET INTEREST INCOME
 BEFORE PROVISION
 FOR CREDIT LOSSES          1,344,000   1,236,000   2,685,000   2,344,000
Provision for credit
 losses                        51,000         -       102,000        -
                           ----------  ----------  ----------  ----------
Net interest income
  after provision for
  credit losses             1,293,000   1,236,000   2,583,000   2,344,000
Other income                  133,000     111,000     292,000     233,000
Other expenses                729,000     824,000   1,505,000   1,604,000
                           ----------  ----------  ----------  ----------
INCOME BEFORE INCOME TAXES    697,000     523,000   1,370,000     973,000
Provision for income taxes    264,000     199,000     520,000     370,000
                           ----------  ----------  ----------  ----------
NET INCOME                 $  433,000  $  324,000  $  850,000  $  603,000
                           ==========  ==========  ==========  ==========

EARNINGS PER SHARE:
  Basic                    $     0.26 $      0.21  $     0.52  $     0.39
                           ==========  ==========  ==========  ==========

  Diluted                  $     0.24 $      0.18  $     0.47  $     0.34
                            ==========  ==========  ==========  ==========

See notes to consolidated condensed financial statements.

                      SARATOGA BANCORP AND SUBSIDIARY
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                    Six Months Ended
                                                        June 30,
                                                   1998           1997
OPERATIONS:
 Net income                                    $   850,000   $   603,000

 Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Provision for credit losses                     102,000          -
   Depreciation and amortization                    90,000        89,000
   Other, net                                      158,000       253,000
                                               -----------   -----------
Net cash provided by operating activities        1,200,000       945,000
                                               -----------   -----------
INVESTING ACTIVITIES:
   Net increase in interest bearing
    deposits in other banks                       (100,000)
   Proceeds from maturities or sale of
    investments available for sale              13,309,000     9,517,000
   Proceeds from maturities of investments
    held to maturity                             3,012,000     1,571,000
   Purchase of securities available for sale    (7,000,000)  (10,814,000)
   Purchase of securities held to maturity      (2,985,000)  (13,450,000)
   Net increase in loans                          (653,000)     (620,000)
   Purchases of premises and equipment            (473,000)      (24,000)
   Proceeds from sale of OREO                         -        1,311,000
                                               -----------  ------------
Net cash provided by (used in) investing
 activities                                      5,110,000   (12,509,000)
                                               -----------  ------------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits            1,373,000    (3,063,000)
  Issuance of common stock                          20,000        48,000
  Payment of cash dividends                       (112,000)     (105,000)
  Net (decrease) increase in other borrowings     (111,000)    4,893,000
  Decrease in federal funds purchased           (2,000,000)   (1,500,000)
                                               -----------  ------------
Net cash (used in) provided by financing
  activities                                      (830,000)      273,000
                                               -----------  ------------
NET INCREASE (DECREASE)IN CASH
  AND EQUIVALENTS                                5,480,000   (11,291,000)
Cash and equivalents, beginning of period       15,260,000    22,843,000
                                               -----------  ------------
Cash and equivalents, end of period            $20,740,000   $11,552,000
                                               ===========   ===========

See notes to consolidated condensed financial statements.

              SARATOGA BANCORP AND SUBSIDIARY
   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

           QUARTERS ENDED JUNE 30, 1998 AND 1997

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

                                   Quarters ended June 30,
                                        1998        1997
Weighted average shares used
  in computing:

Basic earnings per share             1,644,000     1,573,000

Diluted potential common shares
  from exercise of stock options,
  using the treasury stock method      185,000       188,000
                                     ---------     ---------
Diluted earnings per share           1,829,000     1,761,000
                                     ---------     ---------

                                   Six Months ended June 30,
                                        1998        1997
Weighted average shares used
  in computing:

Basic earnings per share             1,642,000     1,564,000

Diluted potential common shares
  from exercise of stock options,
  using the treasury stock method      178,000       198,000
                                     ---------     ---------
Diluted earnings per share           1,820,000     1,762,000
                                     ---------     ---------

4. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings are as follows:

                                    Six months ended June 30,
                                         1998        1997

Net income                            $850,000     $603,000

Other comprehensive earnings-
  Net unrealized gains on
 securities available for sale          39,000       73,000
                                      --------     --------
Total comprehensive earnings          $889,000     $676,000
                                      --------     --------

                                     Quarters ended June 30,
                                         1998        1997

Net income                            $433,000     $324,000

Other comprehensive earnings-
  Net unrealized gains on
 securities available for sale          15,000       97,000
                                      --------     --------
Total comprehensive earnings          $448,000     $421,000


5. In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. This statement becomes effective in the third quarter of 1999, with earlier application permitted. Adoption of this statement will not impact the Company's consolidated financial position, results of operations of cash flows.

6. During the six months ended June 30, 1998 and 1997, cash paid for taxes was $627,000 and $155,000, respectively. During the six months ended June 30, 1998 and 1997, cash paid for interest was $2,083,000 and $2,056,000, respectively.

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

Summary of financial results
----------------------------
At June 30, 1998, total assets were $131,070,000, a slight increase from $131,044,000 at December 31, 1997. Net loans increased $551,000 (0.9%) from $63,187,000 at December 31,
1997 to $63,738,000 at June 30, 1998.  Total deposits
increased $1,373,000 (1.5%) from $91,046,000 at December 31,
1997 to $92,419,000 at June 30, 1998.

Net income for the second quarter of 1998 was $433,000 ($0.26 basic earnings per share, $0.24 diluted earnings per share) compared to $324,000 ($0.21 basic earnings per share, $0.18 diluted earnings per share) for the comparable period in 1997. Net income for the first six months of 1998 was $850,000 ($0.52 basic earnings per share, $0.47 diluted earnings per share) compared to $603,000 ($0.39 basic earnings per share, $0.34 diluted earnings per share) for the comparable period in 1997.

The increase in income resulted primarily from an increase in the volume of earning assets, offset in part by an increase in interest expense due to the increased volume of interest-bearing liabilities.

RESULTS OF OPERATIONS
---------------------


SECOND QUARTER OF 1998 AND 1997
-------------------------------


An analysis of the results of operations of the Company for the second quarter of 1998 compared to the second quarter of 1997 is presented below:

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:

                                 Three months ended June 30,

                               1998                        1997
                      -------------------------  -------------------------
                      Average           Average  Average           Average
                      Balance  Interest Yield(1) Balance  Interest Yield(1)
                      -------  -------- -------- -------  -------- --------
                                (In thousands, except percentages)
Assets:
Earning assets:
  Loans (2)          $ 62,494    $1,536  9.8%   $ 53,224   $1,331  10.0%
  Investment
    securities         45,837       698  6.1      54,419      853   6.3
  Federal funds sold   13,805       189  5.5       7,340      107   5.8
  Total interest     --------    ------         --------   ------
    earning assets    122,136     2,423  7.9     114,983    2,291   8.0
Cash and due from                ------                    ------
  banks                 5,053                      4,697
Other assets (3)        2,754                      3,993
                     --------                   --------
                     $129,943                   $123,673
                     ========                   ========
Liabilities and
  Shareholders'
  Equity:
Interest-bearing
  liabilities:
  Demand deposits    $ 39,130       351  3.6    $ 37,173       315  3.4
  Time deposits        28,025       375  5.4      28,981       382  5.3
  Other borrowings     22,910       353  6.2      22,694       358  6.3
  Total interest-    --------    ------         --------    ------
    bearing
    liabilities        90,065     1,079  4.8      88,848     1,055  4.7
Demand deposits        24,632    ------           21,448    ------
Other liabilities       1,240                      1,054
                     --------                   --------
Total liabilities     115,937                    111,350
Shareholders' equity   14,006                     12,323
                     --------                   --------
                     $129,943                   $123,673
                      =======                    =======

Net interest income and margin(4)$1,344  4.4%               $1,236  4.3%
                                 ======                     ======

(1)  Annualized.
(2) Loan interest income includes loan fee income of $98,000 and $83,000 for the quarters ended June 30, 1998 and 1997,respectively.
(3) Net of the average allowance for loan losses of $668,000 and $625,000 and deferred loan fees of $317,000 and $330,000 for the quarters ended June 30, 1998 and 1997, respectively.

(4) Net interest margin is computed by dividing net interest income by total average interest earning assets.

Provision for credit losses
---------------------------
The Bank maintains an allowance for possible credit losses which is based, in part, on the Bank's historical loss experience, the impact of forecasted economic conditions within the Bank's market area, and, as applicable, the State of California, the value of the underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. During the second quarter of 1998 the Bank provided $51,000 for the allowance for credit losses. During the second quarter of 1997 the Bank did not record a provision for credit losses. There were $14,000 in loans charged-off and $20,000 in recoveries in the second quarter of 1998, as compared to $5,000 in loans charged-off and $10,000 in recoveries in the second quarter of 1997.

At June 30, 1998, the allowance for credit losses was $698,000 or 1.1% of total loans, compared to $598,000 or 0.9% at December 31, 1997. There were no nonaccrual loans at June 30, 1998 compared to $360,000 at December 31, 1997.

At June 30, 1998 and December 31, 1997, there were no loans past due 90 days or more as to principal or interest and still accruing interest. There were no loans at June 30, 1998 which were troubled debt restructurings as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." At June 30, 1998, there were five potential problem loans having a combined principal balance of $310,000 ($305,000 at December 31, 1997). Potential problem loans are loans which are generally current as to principal and interest but have been identified by the Company as potential problem loans due either to a decrease in the underlying value of the property securing the credit or some other deterioration in the creditworthiness of the borrower. All of the five loans identified as potential problem loans are secured by real estate and personal property.

There was no Other Real Estate owned ("OREO")at June 30,
1998 or December 31, 1997.

Nonperforming loans and other real estate owned are
summarized below:
                           June 30, 1998   December 31, 1997
                           -------------   -----------------
Nonperforming loans:
  Past due 90 days or more $     -          $          -
  Nonaccrual                     -                  360,000
                           -------------    ---------------
    Total                         -                 360,000
Other real estate owned           -                    -
                           -------------    ---------------
Total nonperforming loans
  and other real estate
  owned                    $     -          $       360,000
                           =============    ===============

Management is of the opinion that the allowance for credit losses is maintained at an adequate level for known and currently anticipated future risks inherent in the loan portfolio. However, the Bank's loan portfolio, which includes approximately $38,000,000 in real estate loans representing approximately 59% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Bank's market area weaken. The effect of such events could result in an increase in the level of nonperforming loans and OREO and the level of the allowance for loan losses which could adversely affect the Company's and the Bank's future growth and profitability.

Noninterest income
------------------
Other income consists of service charges on deposit accounts, income from assets acquired for lease and fees for other miscellaneous services. Total other income increased from $111,000 in the second quarter of 1997 to $133,000 in the second quarter of 1998. This increase is primarily attributable to a gain on sale of leases of $12,000 and an increase of $6,000 in service charges assessed on deposit accounts.

Noninterest expenses
--------------------
Other expenses decreased from $824,000 in the second quarter of 1997 to $729,000 in the second quarter of 1998. The decrease is primarily attributable to a loss on sale of securities of $35,000 which was realized in the second quarter of 1997 and a decrease in OREO expense of $33,000. As a percentage of average earning assets, other expenses for the second quarter, on an annualized basis, decreased from 2.9% in 1997 to 2.4% in 1998.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997
---------------------------------------
An analysis of the results of operations of the Company for the six month period ended June 30, 1998 compared to the comparable period in 1997 is as follows:

Net interest income
-------------------
Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:

                                 Six months ended June 30,

                               1998                        1997
                      Average           Average  Average           Average
                      Balance  Interest Yield(1) Balance  Interest Yield(1)
                                (In thousands, except percentages)
      Assets:                                   (Unaudited)
Earning assets:
  Loans (2)          $ 62,976    $3,094  9.8%    $53,138    $2,634  9.9%
  Investment
    securities         46,945     1,446  6.2      48,024     1,445  6.0
  Federal funds sold   10,745       293  5.5      12,529       331  5.3
  Total interest     --------    ------         --------    ------
    earning assets    120,666     4,833  8.0     113,691     4,410  7.8
Cash and due from                ------         --------    ------
  banks                 4,963                      4,573
Other assets (3)        2,786                      3,999
                     --------                   --------
                     $128,415                   $122,263
                     ========                   ========
Liabilities and
  Shareholders'
  Equity:
Interest-bearing
  liabilities:
  Demand deposits    $ 38,577       633  3.3     $37,095       626  3.4
  Time deposits        28,429       810  5.7      30,340       802  5.3
  Other borrowings     22,948       705  6.1      20,459       638  6.2
  Total interest-    --------    ------         --------    ------
    bearing
    liabilities        89,954     2,148  4.8      87,894     2,066  4.7
Demand deposits        23,192    ------           21,249    ------
Other liabilities       1,338                        927
                     --------                   --------
Total liabilities     114,484                    110,070
Shareholders' equity   13,931                     12,193
                     --------                   --------
                     $128,415                   $122,263
                     ========                    =======

Net interest income and margin(4)$2,685  4.5%               $2,344  4.1%
                                 ======                     ======

(1)  Annualized.
(2) Loan interest income includes loan fee income of $180,000 and $166,000 for the six months ended June 30, 1998 and 1997, respectively.
(3) Net of the average allowance for loan losses of $637,000 and $624,000, and deferred loan fees of $318,000 and $325,000 for the six months ended June 30, 1998 and 1997, respectively.
(4) Net interest margin is computed by dividing net interest income by total average interest earning assets.

Provision for credit losses
---------------------------
During the first six months of 1998, the Bank provided $102,000 to the provision for credit losses. During the first six months of 1997, the Bank did not provide any additional funds to the provision for credit losses. There were $14,000 in loans charged off and $32,000 in recoveries for the six months ended June 30, 1998, compared to $23,000 in loans charged off and $20,000 in recoveries for the first six months of 1997.

Noninterest income
------------------
Other income consists of service charges on deposit accounts, income on assets acquired for lease and fees for other miscellaneous services. Total other income increased from $233,000 in 1997 to $292,000 in 1998. The increase is primarily attributable to a gain on sale of securities of $59,000 and a gain on sale of leases of $12,000.

Noninterest expenses
--------------------
Other expenses have decreased from $1,604,000 in 1997 to $1,505,000 in 1998 due primarily to a loss on sale of securities of $35,000 which was realized in the first six months of 1997 and a decrease in salary expense of $73,000. As a percentage of average earning assets, other expenses, on an annualized basis, decreased from 2.8% in 1997 to 2.5% in 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Bank manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. At June 30, 1998 liquid assets as a percentage of deposits were 35% (36% at December 31, 1997).
In addition to cash and due from banks, liquid assets include short-term time deposits with other banks, Federal funds sold and investment securities available for sale. The Bank has $11.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.

Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the positions taken with respect to liquidity and interest rate sensitivity continue to be appropriate. The Bank also utilizes a monthly "Gap" report which identifies rate sensitivity over the short- and long-term.


The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Company's earning assets and interest-bearing liabilities at June 30, 1998, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

DISTRIBUTION OF REPRICING OPPORTUNITIES
At June 30, 1998
(Dollars in thousands)

                       After Three  After Six   After One
               Within  Months But   Months But  Year But    After
               Three   Within Six   Within One    Within    Five
               Months    Months        Year     Five Years  Years      Total
Federal
funds sold   $14,200       -           -            -          -    $14,200
Interest
 bearing
 deposits in
 other banks    -          -         1,589          -          -      1,589
Municipal
 securities      660       -      $    200      $ 1,837    $ 5,227    7,924
U.S. Treasury
 and agency
 securities    3,451       -           420       12,289     14,451   30,611
FRB stock       -          -          -            -         2,189    2,189
Loans         31,947     2,667       3,637       13,788     12,719   64,758
             -------   -------     -------      -------    -------  -------
Total
 earning
 assets      $50,258   $ 2,667    $  5,846      $27,914    $34,586 $121,271
             -------   -------    --------      -------    ------- --------
Interest
 bearing
 demand
 accounts    $32,302      -           -            -          -      32,302
Savings
 accounts      5,821      -           -            -          -       5,821
Time cert-
 ificates of
 deposit of
 $100,000
 or more       4,507   $ 3,224    $ 1,946       $ 3,046        100   12,823
Other time
 deposits      4,042     4,071      3,816         3,478        -     15,407
Other
 borrowings     -         -          -           11,995    $10,878   22,873
             -------   -------    -------       -------    -------  -------
Total
 interest-
 bearing
 liabilities $46,672   $ 7,295    $ 5,762       $18,519    $10,978   89,226

Interest
 rate sens-
 itivity gap $ 3,586   $(4,628)   $    84       $ 9,395    $23,608   $32,045
             =======   =======    ========       =======   =======   =======
Cumulative
 interest
 rate sens-
 itivity gap  $ 3,586  $ (1,042)  $  (958)      $ 8,437    $32,045
              =======  ========   =======       =======    =======
Interest rate
  sensitivity
  gap ratio      1.08%     0.37%    1.01%         1.51%      3.15%

Cumulative
  interest
  rate sens-
  itivity
  gap ratio       1.08%    0.98%     0.98%        1.11%      1.36%

The Company and the Bank are subject to capital adequacy guidelines issued by the Board of Governors of the Federal Reserve System (the "BGFRS") and the Office of the Comptroller of the Currency ("OCC"). The Company and the Bank are required to maintain total capital equal to at least 8% of assets and commitments to extend credit, weighted by risk, of which at least 4% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of loan loss reserves. Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8% total ratio. For example, cash and government securities are assigned to a 0% risk-weighted category, most home mortgage loans are assigned to a 50% risk-weighted category requiring a 4% capital allocation and commercial loans are assigned to a 100% risk-weighted category requiring an 8% capital allocation. As of June 30, 1998, the Company's total risk-based capital ratio was approximately 18.7% (approximately 18.7% for the Bank) compared to approximately 18.1% (approximately 17.0% for the Bank) at December 31, 1997.

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

The following table reflects the Company's leverage, Tier 1 and total risk-based capital ratios as of June 30, 1998 and December
31, 1997.

                                 June 30, 1998  December 31, 1997
                                 -------------  -----------------
Leverage ratio                        11.2%             10.9%
Tier 1 capital ratio                  17.9%             17.4%
Total risk-based capital ratio        18.7%             18.1%

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

Year 2000
---------
        As the year 2000 approaches, a critical issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products were designed to only accommodate a two digit date position which represents the year (e.g. "97" is stored on the system and represents the year 1997). As a result, the year 1999 (i.e. "99", could be the maximum date value these systems will be able to accurately process. This is not just a banking problem, as corporations around the world and in all industries are similarly impacted. Management is in the process of working with its software vendors to assure that the Company is prepared for the year 2000. Also, the company has put procedures in place to inquire whether the systems of key borrowers are year 2000 compliant. However there can be no assurance that problems will not arise which could have such an adverse impact due, among other matters, to the complexitiesinvolved in computer programming related to resolution of Year 2000 problems and the fact that the systems of other companies on which the Company may rely must also be corrected on a timely basis. Delays, mistakes or failures in correcting Year 2000 system problems by such other companies could have a significant adverse impact upon the Company and its ability to mitigate the risk of adverse impact of Year 2000 problems for its customers. At present, the Company does not have an estimate of the total cost of evaluating and fixing any potential year 2000 problems.

Quantitative and Qualitative Disclosures about Market Risk
-----------------------------------------------------------
Disclosures under this item are not required for the current fiscal year as the Company qualifies as a "Small Business" filer.


                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         Not applicable

Item 2. Changes in Securities

         Not applicable

Item 3. Defaults upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

         The shareholders of Saratoga Bancorp took the following action at the Annual Meeting of Shareholders held on May
         21, 1998 at the Company's main office located at 12000 Saratoga-Sunnyvale Road, Saratoga, California:


     1. Approved the election of management's slate of nominees for directors, each of whom were incumbent directors, as follows:
                                            Votes
                                            -----
                                    For             Withheld
                                 -------            --------
         Victor Aboukhater       857,563              6,977
         Robert G. Egan          857,563              6,977
         William D. Kron         857,563              6,977
         John F. Lynch, III      857,563              6,977
         V. Ronald Mancuso       857,563              6,977
         Richard L. Mount        858,756              5,874

     2. Approved amendments of the 1994 Stock Option Plan to increase the maximum number of shares available for options.

         Votes in favor of this proposal          718,499

         Votes against this proposal               33,609

         Votes abstaining                           5,675

     3. Ratified appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 1998.

                                    VOTES
                                   ------
         FOR                       859,290

         AGAINST                     2,700

         ABSTAIN                     2,640

          Item 5.  Other Information

           Not applicable

Item 6.  Exhibits and Reports on Form 8-K

        (a)  (3)  Exhibits
                  --------
                 (27.1) Financial Data Schedule

        (b)       Reports on Form 8-K
                  -------------------
                  On June 10, 1998, Registrant filed a Current
                  Report on Form 8-K, dated June 10, 1998
                  reporting under Item 5 (Other Events)
                  detailing actions taken at the Annual Meeting of Shareholders of Registrant held on May 21, 1998. See Item 4 herein for additional information.

                            SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                               SARATOGA BANCORP


                                MARY PAGE ROURKE
Date: August 11, 1998           -------------------------
                               Mary Page Rourke, Treasurer
                              (Principal Accounting Officer)

                       INDEX TO EXHIBITS

                                             Sequentially
                                               Numbered
Number                   Exhibits                Page
------                   --------            ------------
 27.1          Financial Data Schedule             22