Form 10-Q
period 1998-09-30
SARATOGA BANCORP
filed 1998-11-16
CIK 702700

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998 or

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

                                 Yes  X     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       CLASS           SHARES OUTSTANDING AT OCTOBER 28, 1998
   Common Stock                     1,646,647



                     Exhibit Index at Page 24

                       Page 1 of 25 pages

                    PART I - FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

                   SARATOGA BANCORP AND SUBSIDIARY
                CONSOLIDATED CONDENSED BALANCE SHEETS

                                  September 30,      December 31,
                                      1998               1997*
                                   (Unaudited)
ASSETS
Cash and due from banks           $  5,369,000     $  4,760,000
Federal funds sold                  20,200,000       10,500,000
Total cash and equivalents          25,569,000       15,260,000

Interest bearing deposits in
 other banks                         6,789,000        1,489,000
Securities available for sale       25,947,000       16,184,000
Securities held to maturity          7,493,000       31,152,000
Loans, net                          66,259,000       63,187,000
Premises and equipment               2,334,000        1,992,000
Other assets                         5,473,000        1,780,000

TOTAL ASSETS                      $139,864,000     $131,044,000
                                   ===========      ===========
LIABILITIES
Deposits:
  Non interest-bearing            $ 24,437,000     $ 25,456,000
  Interest-bearing                  75,981,000       65,590,000
Total deposits                     100,418,000       91,046,000
Federal funds purchased                 -             2,000,000
Other borrowings                    22,739,000       22,984,000
Accrued expenses and
  other liabilities                  1,671,000        1,409,000

TOTAL LIABILITIES                  124,828,000      117,439,000

SHAREHOLDERS' EQUITY
Common stock, no par value;
 Authorized: 20,000,000 shares;
 Issued and outstanding:
 1,646,647 shares at September 30,
 1998 and 1,637,950 shares at
 December 31, 1997                   4,737,000        4,705,000
Retained earnings                   10,145,000        9,099,000
Net unrealized gain (loss) on
 securities available for sale         154,000         (199,000)

TOTAL SHAREHOLDERS' EQUITY          15,036,000       13,605,000
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY            $139,864,000     $131,044,000
                                   ===========      ===========

*Derived from the December 31, 1997 audited balance sheet included in the Company's 1997 Annual Report on Form 10-K.

See notes to consolidated condensed financial statements.

                      SARATOGA BANCORP AND SUBSIDIARY
            CONSOLIDATED CONDENSED INCOME STATEMENTS (Unaudited)

                             Three Months Ended      Nine Months Ended
                              September 30,             September 30,
                              1998        1997        1998        1997
INTEREST INCOME:
  Loans                    $1,665,000  $1,388,000  $4,759,000  $4,022,000
  Investment securities       593,000     872,000   2,039,000   2,317,000
  Federal funds sold          238,000     167,000     531,000     498,000
Total interest income       2,496,000   2,427,000   7,329,000   6,837,000

INTEREST EXPENSE:
  Deposits                    781,000     748,000   2,224,000   2,176,000
  Other                       353,000     356,000   1,058,000     994,000

Total interest expense      1,134,000   1,104,000   3,282,000   3,170,000

NET INTEREST INCOME
 BEFORE PROVISION
 FOR CREDIT LOSSES          1,362,000   1,323,000   4,047,000   3,667,000
Provision for credit
 losses                        34,000         -       136,000        -

Net interest income
  after provision for
  credit losses             1,328,000   1,323,000   3,911,000   3,667,000
Other income                  201,000     175,000     493,000     408,000
Other expenses                767,000     745,000   2,272,000   2,349,000

INCOME BEFORE INCOME TAXES    762,000     753,000   2,132,000   1,726,000
Provision for income taxes    290,000     286,000     810,000     656,000

NET INCOME                 $  472,000  $  467,000  $1,322,000  $1,070,000
                           ==========  ==========  ==========  ==========

EARNINGS PER SHARE:
  Basic                    $     0.29 $      0.29  $     0.80  $     0.68
                           ==========  ==========  ==========  ==========

  Diluted                  $     0.26 $      0.26  $     0.72  $     0.61
                            ==========  ==========  ==========  ==========

See notes to consolidated condensed financial statements.

                      SARATOGA BANCORP AND SUBSIDIARY
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                                   1998           1997
OPERATIONS:
 Net income                                    $1,322,000    $ 1,070,000

 Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Provision for credit losses                     136,000          -
   Depreciation and amortization                   174,000       134,000
   Other, net                                      441,000       648,000

Net cash provided by operating activities        2,073,000     1,852,000

INVESTING ACTIVITIES:
   Net increase in interest bearing
    deposits in other banks                     (5,300,000)   (1,489,000)
   Proceeds from maturities or sale of
    investments available for sale              22,258,000    19,518,000
   Proceeds from maturities of investments
    held to maturity                             3,012,000     7,072,000
   Purchase of securities available for sale    (8,000,000)  (16,814,000)
   Purchase of securities held to maturity      (2,985,000)  (17,886,000)
   Purchase of life insurance policies          (3,892,000)         -
   Net increase in loans                        (3,224,000)   (3,082,000)
   Purchases of premises and equipment            (516,000)      (24,000)
   Proceeds from sale of OREO                         -        1,311,000

Net cash provided by (used in) investing
 activities                                      1,353,000   (11,394,000)

FINANCING ACTIVITIES:
  Net increase (decrease) in deposits            9,372,000    (1,370,000)
  Issuance of common stock                          32,000        70,000
  Payment of cash dividends                       (276,000)     (211,000)
  Net (decrease) increase in other borrowings     (245,000)    4,838,000
  Decrease in federal funds purchased           (2,000,000)   (1,500,000)

Net cash provided by financing activities        6,883,000     1,827,000

NET INCREASE (DECREASE)IN CASH
  AND EQUIVALENTS                               10,309,000    (7,715,000)
Cash and equivalents, beginning of period       15,260,000    22,843,000

Cash and equivalents, end of period            $25,569,000   $15,128,000
                                               ===========   ===========

See notes to consolidated condensed financial statements.

              SARATOGA BANCORP AND SUBSIDIARY
   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

        QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

1. The unaudited consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the periods are not necessarily indicative of the results to be expected for the full fiscal year.


2.  On March 27, 1998 the Board of Directors declared a 3-for-
2 stock split, which was distributed on May 1, 1998, to shareholders of record as of April 15, 1998. All share and per share data have been retroactively adjusted to reflect the stock split.

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

                                         Quarters ended
                                          September 30,
                                        1998        1997
Weighted average shares used
  in computing:

Basic earnings per share             1,646,000     1,591,000

Diluted potential common shares
  from exercise of stock options,
  using the treasury stock method      183,000       193,000

Diluted earnings per share           1,829,000     1,784,000

                                        Nine Months ended
                                          September 30,
                                       1998          1997

Weighted average shares used
  in computing:

Basic earnings per share             1,644,000     1,573,000

Diluted potential common shares
  from exercise of stock options,
  using the treasury stock method      180,000       193,000

Diluted earnings per share           1,824,000     1,766,000


4. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency transaction adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings are as follows:
                                         Quarters ended
                                          September 30,
                                        1998         1997

Net income                            $472,000     $467,000

Other comprehensive earnings-
 Net unrealized gains (losses) on
 securities available for sale         314,000      (10,000)

Total comprehensive earnings          $786,000     $457,000

                                        Nine months ended
                                          September 30,
                                       1998          1997

Net income                          $1,322,000   $1,070,000

Other comprehensive earnings-
  Net unrealized gains on
 securities available for sale         353,000       63,000

Total comprehensive earnings        $1,675,000   $1,133,000

5. Effective July 1, 1998 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activitied", which establishes accounting and reporting standards for derivative instruments and hedging activities. In connection with the adoption of SFAS 133 the Company reclassified certain securities with an amortized cost of $$19,751,000 and a fair value of $19,967,000 from held-to-maturity to available-for-sale. Adoption of this statement did not have any other impact on the Company's consolidated financial position and had no impact on the Company's results of operations or cash flows.

6. During the nine months ended September 30, 1998 and 1997, cash paid for taxes was $709,000 and $317,000, respectively. During the nine months ended September 30, 1998 and 1997, cash paid for interest was $3,119,000 and $3,108,000, respectively.


               SARATOGA BANCORP AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q, including, but not limited to, matters described in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, either nationally or regionally; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) changes in securities markets; and (7) effects of Year 2000 problems discussed herein. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Bank.

Summary of financial results

At September 30, 1998, total assets were $139,864,000, an increase of $8,820,000 (6.7%) from $131,044,000 at December
31, 1997.  Net loans increased $3,072,000 (4.9%) from
$63,187,000 at December 31, 1997 to $66,259,000 at September
30, 1998. Total deposits increased $9,372,000 (10.3%) from $91,046,000 at December 31, 1997 to $100,418,000 at
September 30, 1998.

Net income for the third quarter of 1998 was $472,000 ($0.29 basic earnings per share, $0.26 diluted earnings per share) compared to $467,000 ($0.29 basic earnings per share, $0.26 diluted earnings per share) for the comparable period in 1997. Net income for the first nine months of 1998 was $1,322,000 ($0.80 basic earnings per share, $0.72 diluted earnings per share) compared to $1,070,000 ($0.68 basic earnings per share, $0.61 diluted earnings per share) for the comparable period in 1997.

The increase in income resulted primarily from an increase in the volume of earning assets, offset in part by an increase in interest expense due to the increased volume of interest-bearing liabilities.




RESULTS OF OPERATIONS



THIRD QUARTER OF 1998 AND 1997


An analysis of the results of operations of the Company for the third quarter of 1998 compared to the third quarter of 1997 is presented below:

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:

                                 Three months ended September 30,
                                 1998                        1997

                     Average           Average  Average           Average
                     Balance  Interest Yield(1) Balance  Interest Yield(1)
                                (In thousands, except percentages)
Assets:
Earning assets:
  Loans (2)          $ 66,033    $1,665 10.1%   $ 54,842   $1,388  10.1%
  Investment
    securities         41,445       593  5.7      52,877      872   6.6
  Federal funds sold   17,099       238  5.6      11,980      167   5.6
  Total interest
    earning assets    124,577     2,496  8.0     119,699    2,427   8.1
Cash and due from
  banks                 5,235                      4,764
Other assets (3)        3,533                      2,795
                     $133,345                   $127,258
                     ========                   ========
Liabilities and
  Shareholders'
  Equity:
Interest-bearing
  liabilities:
  Demand deposits    $ 39,813       331  3.3    $ 34,777       297  3.4
  Time deposits        31,328       450  5.7      34,128       451  5.3
  Other borrowings     22,872       353  6.2      23,075       356  6.2
  Total interest-
    bearing
    liabilities        94,013     1,134  4.8      91,980     1,104  4.8
Demand deposits        22,924                     21,131
Other liabilities       1,659                      1,272
Total liabilities     118,596                    114,383
Shareholders' equity   14,749                     12,875
                     $133,345                   $127,258
                      =======                    =======

Net interest income and margin(4)$1,362  4.4%               $1,323  4.4%
                                 ======                     ======

(1)  Annualized.
(2) Loan interest income includes loan fee income of $131,000 and $85,000 for the quarters ended September
     30, 1998 and 1997, respectively.
(3) Net of the average allowance for loan losses of $722,000 and $601,000 and deferred loan fees of $324,000 and $360,000 for the quarters ended September
     30, 1998 and 1997, respectively.

(4) Net interest margin is computed by dividing net interest income by total average interest earning assets.

Provision for credit losses

The Bank maintains an allowance for possible credit losses which is based, in part, on the Bank's historical loss experience, the impact of forecasted economic conditions within the Bank's market area, and, as applicable, the State of California, the value of the underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. During the third quarter of 1998, the Bank provided $34,000 for the allowance for credit losses. During the third quarter of 1997, the Bank did not record a provision for credit losses. There were no loans charged-off and $8,000 in recoveries in the third quarter of 1998, as compared to $97,000 in loans charged-off and $8,000 in recoveries in the third quarter of 1997.

At September 30, 1998, the allowance for credit losses was $740,000 or 1.1% of total loans, compared to $578,000 or 0.9% at December 31, 1997. Nonaccrual loans were $47,000 at September 30, 1998 compared to $360,000 at December 31, 1997.

At September 30, 1998 and December 31, 1997, there were no loans past due 90 days or more as to principal or interest and still accruing interest. There were no loans at September 30, 1998 which were troubled debt restructurings as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." At September 30, 1998, there were three potential problem loans having a combined principal balance of $252,000 ($305,000 at December 31, 1997).
Potential problem loans are loans which are generally current as to principal and interest but have been identified by the Company as potential problem loans due either to a decrease in the underlying value of the property securing the credit or some other deterioration in the creditworthiness of the borrower. All of the three loans identified as potential problem loans are secured by real estate and personal property.

There was no Other Real Estate owned ("OREO")at September
30, 1998 or December 31, 1997.

Nonperforming loans and other real estate owned are
summarized below:
                       September 30, 1998  December 31, 1997
Nonperforming loans:
  Past due 90 days or more  $       -          $     -
  Nonaccrual                      47,000          360,000

    Total                         47,000          360,000

Other real estate owned             -                -

Total nonperforming loans
  and other real estate
  owned                     $     47,000       $  360,000
                            ============       ==========

Management is of the opinion that the allowance for credit losses is maintained at an adequate level for known and currently anticipated future risks inherent in the loan portfolio. However, the Bank's loan portfolio, which includes approximately $41,000,000 in real estate loans representing approximately 62% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Bank's market area weaken. The effect of such events could result in an increase in the level of nonperforming loans and OREO and the level of the allowance for loan losses which could adversely affect the Company's and the Bank's future growth and profitability.

Noninterest income

Other income consists of service charges on deposit accounts, income from assets acquired for lease and fees for other miscellaneous services. Total other income increased from $175,000 in the third quarter of 1997 to $201,000 in the third quarter of 1998. This increase is primarily attributable to a gain on sale of securities of $32,000 and an increase in rental income on assets acquired for lease.

Noninterest expenses

Other expenses increased from $745,000 in the third quarter of 1997 to $767,000 in the third quarter of 1998. The increase is primarily attributable to an increase in depreciation expense on assets acquired for lease. As a percentage of average earning assets, other expense for the third quarter, on an annualized basis, was 2.5% in 1997 and 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

An analysis of the results of operations of the Company for the nine month period ended September 30, 1998 compared to the comparable period in 1997 is as follows:

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:

                                Nine months ended September 30,

                               1998                        1997
                      Average           Average  Average           Average
                      Balance  Interest Yield(1) Balance  Interest Yield(1)
                                (In thousands, except percentages)
      Assets:
Earning assets:
  Loans (2)          $ 63,999    $4,759  9.9%    $53,677    $4,022 10.0%
  Investment
    securities         45,091     2,039  6.0      49,660     2,317  6.2
  Federal funds sold   12,887       531  5.5      12,344       498  5.4
  Total interest
    earning assets    121,977     7,329  8.0     115,681     6,837  7.9
Cash and due from
  banks                 5,056                      4,637
Other assets (3)        3,043                      3,600
                     $130,076                   $123,918
                     ========                    =======
Liabilities and
  Shareholders'
  Equity:
Interest-bearing
  liabilities:
  Demand deposits    $ 38,951       964  3.3     $36,287       923  3.4
  Time deposits        29,366     1,260  5.7      31,617     1,253  5.3
  Other borrowings     22,892     1,058  6.2      21,340       994  6.2
  Total interest-
    bearing
    liabilities        91,209     3,282  4.8      89,244     3,170  4.7
Demand deposits        23,286                     21,283
Other liabilities       1,434                      1,022
Total liabilities     115,929                    111,549
Shareholders' equity   14,147                     12,369
                     $130,076                   $123,918
                     ========                    =======

Net interest income and margin(4)$4,047  4.4%               $3,667  4.2%
                                 ======                     ======

(1)  Annualized.
(2) Loan interest income includes loan fee income of $338,000 and $252,000 for the nine months ended
     September 30, 1998 and 1997, respectively.
(3) Net of the average allowance for loan losses of $666,000 and $616,000, and deferred loan fees of $320,000 and $337,000 for the nine months ended
     September 30, 1998 and 1997, respectively.
(4) Net interest margin is computed by dividing net interest income by total average interest earning assets.

Provision for credit losses

During the first nine months of 1998, the Bank recorded a $136,000 provision for loan losses amd no provision was recorded during that period in 1997. There were $14,000 in loans charged-off and $40,000 in recoveries for the nine months ended September 30, 1998, compared to $120,000 in loans charged off and $28,000 in recoveries for the first nine months of 1997.

Noninterest income

Other income consists of service charges on deposit accounts, income on assets acquired for lease and fees for other miscellaneous services. Total other income increased from $408,000 in 1997 to $493,000 in 1998. The increase is primarily attributable to an increase in rental income on assets acquired for lease of $49,000, an increase in gain on sale of securities of $22,000 and a gain on sale of leases of $12,000.

Noninterest expenses

Other expenses have decreased from $2,349,000 in 1997 to $2,272,000 in 1998 due primarily to a decrease in salary expense of $54,000. As a percentage of average earning assets, other expenses, on an annualized basis, decreased from 2.7% in 1997 to 2.5% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Bank manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. At September 30, 1998 liquid assets as a percentage of deposits were 58% (36% at December 31, 1997). In addition to cash and due from banks, liquid assets include short-term time deposits with other banks, Federal funds sold and investment securities available for sale. The Bank has $11.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.

Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the positions taken with respect to liquidity and interest rate sensitivity continue to be appropriate. The Bank also utilizes a monthly "Gap" report which identifies rate sensitivity over the short- and long-term.


The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Company's earning assets and interest-bearing liabilities at September 30, 1998, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

DISTRIBUTION OF REPRICING OPPORTUNITIES
At September 30, 1998
(Dollars in thousands)

                       After Three  After Six   After One
               Within  Months But   Months But  Year But    After
               Three   Within Six   Within One    Within    Five
               Months    Months        Year     Five Years  Years      Total
Federal funds
 sold         $20,200       -           -            -          -    $20,200
Interest
 bearing
 deposits
 in other
 banks          5,000       199      1,590          -          -       6,789
Municipal
 securities      -          -      $   451      $ 1,752    $ 5,050     7,253
U.S. Treasury
 and agency
 securities     3,062       217         -        13,215      7,476    23,970
FRB stock        -          -           -            -       2,217     2,217
Loans          31,984     2,111      6,211       12,127     14,867    67,300

Total
 earning
 assets       $60,246   $ 2,527    $ 8,252      $27,094    $29,610   127,729

Interest
 bearing
 demand
accounts      $35,371       -           -           -           -     35,371
Savings
 accounts       5,163       -           -           -           -      5,163
Time certif-
 icates of
 deposit of
 $100,000
  or more       6,414   $ 3,607    $ 7,570       $ 3,146        100   20,837
Other time
 deposits       5,181     2,643      3,461         3,325        -     14,610
Other
 borrowings        25      -          -           11,869    $10,845   22,739

Total interest-
 bearing
 liabilities   $52,154  $ 6,250    $11,031       $18,340    $10,945   98,720

Interest rate
 sensitivity
 gap           $ 8,092  $(3,723)   $(2,779)      $ 8,754    $18,665  $29,009
               =======  =======    =======       =======    =======  =======
Cumulative
 interest
 rate sens-
 itivity
 gap           $ 8,092  $ 4,369    $ 1,590       $10,344    $29,009
               =======  =======    =======       =======    =======
Interest rate
  sensitivity
  gap ratio      1.16%    0.40%      0.75%         1.48%      2.71%

Cumulative
 interest
 rate sens-
 itivity
 gap ratio       1.16%    1.07%      1.02%         1.12%      1.29%

The Company and the Bank are subject to capital adequacy guidelines issued by the Board of Governors of the Federal Reserve System (the "BGFRS") and the Office of the Comptroller of the Currency ("OCC"). The Company and the Bank are required to maintain total capital equal to at least 8% of assets and commitments to extend credit, weighted by risk, of which at least 4% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of loan loss reserves. Effective October 1, 1998, the BGFRS and other federal agencies approved including in Tier 2 capital up to 45% of the pretax net unrealized gains on certain available-for-sale equity securities having readily determinable fair values (i.e. the excess, if any, of fair market value over the book value or historical cost of the investment security). The federal regulatory agencies reserve the right to exclude all or a portion of the unrealized gains upon a determination that the equity securities are not prudently valued. Unrealized gains and losses on other types of assets, such as bank premises and available-for-sale debt securities, are not included in Tier 2 capital, but may be taken into account in the evaluation of overall capital adequacy and net unrealized losses on available-for-sale equity securities will continue to be deducted from Tier 1 capital as a cushion against risk. Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8% total ratio. For example, cash and government securities are assigned to a 0% risk-weighted category, most home mortgage loans are assigned to a 50% risk-weighted category requiring a 4% capital allocation and commercial loans are assigned to a 100% risk-weighted category requiring an 8% capital allocation. As of September 30, 1998, the Company's total risk-based capital ratio was approximately 18.0% (approximately 17.4% for the Bank) compared to approximately 18.1% (approximately 17.0% for the Bank) at December 31, 1997.

The BGRS and other federal regulatory agencies have adopted a revised minimum leverage ratio for bank holding companies as a supplement to the risk-weighted capital guidelines. The old rule established a 3% minimum leverage standard for well-run banking organizations (bank holding companies and banks) with diversified risk profiles. Banking organizations which did not exhibit such characteristics or had greater risk due to significant growth, among other factors, were required to maintain a minimum leverage ratio 1% to 2% higher. The old rule did not take into account the implementation of the market risk capital measure set forth in the regulatory agency capital adequacy guidelines. The revised leverage ratio establishes a minimum Tier 1 ratio of 3% (Tier 1 capital to total assets) for the highest rated bank holding companies or those that have implemented the risk-based capital market risk measure. All other bank holding companies must maintain a minimum Tier 1 leverage ratio of 4% with higher leverage capital ratios required for bank holding companies that have significant financial and/or operational weaknesses, a high risk profile, or are undergoing or anticipating rapid growth. The old rule remains in effect for banks, however, the federal regulatory agencies are currently continuing work on a revised leverage rule for banks.

The following table reflects the Company's leverage, Tier 1
and total risk-based capital ratios as of September 30, 1998 and December 31, 1997.

                            September 30, 1998  December 31,
1997
Leverage ratio                        11.1%             10.9%
Tier 1 capital ratio                  17.2%             17.4%
Total risk-based capital ratio        18.0%             18.1%

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



Year 2000

     As the year 2000 approaches, a critical issue has emerged regarding how existing application software program and operating systems can accommodate this date value. In brief, many existing application software products were designed to only accommodate a two digit date position which represents the year (e.g. "97" is stored on the system and represents the year 1997.) As a result, the year 1999 (i.e. "99"), could be the maximum date value these systems will be able to accurately process. This is not just a banking problem, as corporations around the world and in all industries are similarly impacted.

     The Company has a Year 2000 Compliance Program in place to identify and resolve Y2K problems in the Company's operations systems and its operating environment. This Plan includes those systems under the direct control of Company management and those mission critical systems provided by outside servicers. This Plan, and the Company's Testing Plan, are currently on schedule to comply with the requirements of the FFIEC, with the exception of leap year testing for the Company's mainframe computer (other Y2K rollover testing was completed successfully in the second quarter of 1998.), and the item processing subsystem of the mainframe which is scheduled to be replaced in the first quarter of 1999. The Company has put a Year 2000 Loan Policy and a Customer Awareness Program in place to inquire whether the systems of key clients are year 2000 compliant and to keep our customers apprised of the Company's Y2K status. A Year 2000 Contingency Plan is also in place to assist the Company's employees with problems which might occur due any Y2K difficulties.

The Bank will utilize both internal and external resources to implement its Year 2000 Project. The Bank expects to complete the majority of its efforts by the end of 1998, leaving adequate time to assess and correct any significant issues that may materialize. Purchases hardware and software will be capitalized in accordance with normal policy. Personnel and other costs related to the project are being expensed as incurred. The Bank currently estimates the total cost of compliance will be approximately $150,000. The majority of these costed are expected to be incurred during 1998, and are not expected to have a material impact on the Bank's cash flows, results of operations, or financial condition.

     Even with all of the Company's preparation, there can be no assurance that problems will not arise which could have an adverse impact due, among other matters, to the complexities involved in computer programming related to resolution of Year 2000 problems and the fact that the systems of other companies on which the Company may rely must also be corrected on a timely basis. Delays, mistakes or failures in correcting Year 2000 system problems by such other companies could have a significant adverse impact upon the Company and its ability to mitigate the risk of adverse impact of Year 2000 problems for its customers.


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

      *(10.7) Saratoga Bancorp 1982 Stock Option Plan is incorporated by reference herein to the exhibits to Registration Statement No. 33-
                    34674 on Form S-8 as filed with the
                    Securities and Exchange Commission on May 7, 1990.

      *(10.8) Saratoga National Bank Savings Plan dated June 19, 1995 is incorporated by reference herein to Exhibit 10.8 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 27, 1996.

      *(10.9) Saratoga Bancorp 1994 Stock Option Plan dated March 18, 1994 is incorporated by reference herein to Appendix A of Proxy Statement dated April 19, 1994 filed as with the Securities and Exchange Commission on April 27, 1994.

    *(10.10) Forms of Incentive Stock Option Agreement, Non-Statutory Stock Option Agreement and Non-Statutory Agreement for Outside Directors, as amended is incorporated by reference herein to Exhibit 10.8 of Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1994 as filed with the Securities and Exchange Commission on August 15, 1994.


      (27.1)        Financial Data Schedule

* Denotes management contracts, compensatory plans or arrangements.



        (b)       Reports on Form 8-K

                     On October 1, 1998, Registrant filed a Current
                   Report on Form 8-K, dated September 18, 1998 reporting under Item 5 (Other Events) a ten cent ($0.10) cash dividend on outstanding shares of common stock of Saratoga Bancorp, to be payable on November 6, 1998, to shareholders of record at the close of business on October 23, 1998.

                            SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                               SARATOGA BANCORP



Date: November 13, 1998           -------------------------
                               Mary Page Rourke, Treasurer
                              (Principal Financial and
                               Accounting Officer)

                       INDEX TO EXHIBITS

                                             Sequentially
                                               Numbered
Number                   Exhibits                Page

 27.1          Financial Data Schedule             25