Form 10-K
period 1998-12-31
SARATOGA BANCORP
filed 1999-03-30
CIK 702700

                              FORM 10-K
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                            (Mark One)
           X  ANNUAL REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1998
                               or

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

The aggregate market value of the voting stock held by non-affiliates of Saratoga Bancorp on March 1, 1999 was $22,982,496

As of March 1, 1999, Saratoga Bancorp had 1,605,656 shares of common stock outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE

The Company's Proxy Statement is incorporated herein by reference in
                   Part III, Items 10 through 13.

               The Index to Exhibits appears on page 65


                       Page 1 of 67 pages

                    PART 1
          Item 1. BUSINESS

          GENERAL

               Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in Item 7 - "Managements Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1)competitive pressures in the banking industry; (2)changes in interest rate environment; (3)general economic conditions, nationally, regionally and in operating market areas; (4)changes in the regulatory environment; (5)changes in business conditions and inflation; (6)changes in securities markets; and (7) Year 2000 compliance problems. Therefore, the information set forth herein should be carefully considered when evaluating the business prospects of the Company and the Bank.

               Saratoga Bancorp (the "Company") is a registered bank holding company whose principal asset (and only subsidiary)
          is the common stock of Saratoga National Bank (the "Bank").
          The Company itself does not engage in any business activities other than the ownership of the Bank and investment of its
          available funds.   As used herein, the term "Saratoga Bancorp"
          or the "Company" includes the subsidiary of the Company unless the context requires otherwise. The Company was incorporated in California on December 8, 1981. The Bank commenced operations on November 8, 1982. The Bank provides a variety of banking services to businesses, governmental units and individuals. The Bank conducts a commercial and retail banking business, which includes accepting demand, savings and time deposits and making commercial, real estate and consumer loans. It also offers installment note collections, issues cashier's checks, sells traveler's checks and provides other customary banking services. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the legal limits thereupon. The Bank does not offer trust services nor international banking services and does not plan to do so in the near future. At December 31, 1998, the Company had total assets of approximately $145 million and total deposits of approximately $103 million. At December 31, 1998, the
          Company had 24 full-time equivalent employees.

               Most of the Bank's deposits are obtained from the Bank's primary service area. No material portion of the Bank's deposits have been obtained from a single person or group of related persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank, nor is a material portion of the Bank's loans concentrated within a single industry or group of related industries.
          Although real estate construction loans represent approximately 26% and other real estate loans represent approximately 45% of total loans, no material portion is located in a single geographic area. Furthermore, the extent to which the business of the Bank is seasonal is insignificant. The importance of, and risks attendant to, foreign sources and application of the Bank's funds is negligible.

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

               The Bank is chartered under the national banking laws of the United States of America, and its deposits are insured by the FDIC. The Bank has no subsidiaries. Consequently, the Bank is regularly examined by the Office of the Comptroller of the Currency (the "OCC"), its primary regulator, and is subject to the supervision of the FDIC and the OCC. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank's business and condition, including its capital ratios, allowance for possible loan losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. The Company and the Bank are required to file reports with the OCC, the FDIC and the Board of Governors of the Federal
          Reserve System (the "Board of Governors") and provide such additional information as the Board of Governors, FDIC and -
          OCC may require.

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

               The guidelines establish two categories of qualifying capital: Tier 1 capital comprising core capital elements, and Tier 2 comprising supplementary capital requirements. At least one-half of the required capital must be maintained in the form of Tier 1 capital. Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock less intangible assets and certain other adjustments.
          However, no more than 25% of the Company's total Tier 1 capital may consist of perpetual preferred stock. The definition of Tier 1 capital for the Bank is the same, except that perpetual preferred stock may be included only if it is noncumulative. Tier 2 capital includes, among other items, limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserve for credit losses.

            Effective October 1, 1998 the Board of Governors and other federal bank regulatory agencies approved including in Tier 2 capital up to 45% of the pretax net unrealized gains on certain available-for-sale equity securities having readily determinable fair values (i.e. the excess, if any, of fair market value over the book value or historical cost of the investment security). The federal regulatory agencies reserve the right to exclude all or a portion of the unrealized gains upon the determination that the equity securities are not prudently valued. Unrealized gains and losses on other types of assets, such as bank premises and available-for-sale debt securities, are not included in Tier 2 capital, but may be taken into account in the evaluation of overall capital adequacy and net unrealized losses on available-for-sale equity securities will continue to be deducted for Tier 1 capital as a cushion against risk.

          The Board of Governors and other federal banking agencies have adopted a revised minimum leverage ratio for banking organizations as a supplement to the risk-weighted capital guidelines. The old rule established a 3% minimum leverage standard for well-run banking organizations (bank holding companies and banks) with diversified risk profiles. Banking organizations which did not exhibit such characteristics or had greater risk due to significant growth, among other factors, were required to maintain a minimum leverage ratio 1% to 2% higher. The old rule did not take into account the implementation of the market risk capital measure set forth in the federal regulatory agency capital adequacy guidelines.
          The revised leverage ratio establishes a minimum Tier 1 ratio of 3% (Tier 1 capital to total assets) for the highest rated bank holding companies and banks. . All other bank holding companies must maintain a minimum Tier 1 leverage ratio of 4% with higher leverage capital ratios required for banking organizations that have significant financial and/or operational weaknesses, a high risk profile, or are undergoing or anticipating rapid growth.

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

               At December 31, 1998, the Bank and the Company are in compliance with the risk-based capital and leverage ratios described above. See Item 7 below for a listing of the Company's risk-based capital ratios at December 31, 1998 and 1997.

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

               The Bank has a current rating of "satisfactory" CRA compliance, and is scheduled for further examination for CRA compliance during 1999.

               During 1998, the Company's primary source of income was interest income. In the future, the Company also expects to receive dividends and management fees from the Bank.
          The Bank's ability to make such payments is subject to restrictions established by federal banking law, and subject to approval by the OCC. Such approval is required if the total of all dividends declared by the Bank's Board of Directors in any calendar year will exceed the Bank's net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or to a fund for the retirement of preferred stock. The OCC generally prohibits national banks from, among other matters, adding the allowance for loan and lease losses to undivided profits then on hand when calculating the amount of dividends which may be paid. Additionally, while the Board of Governors has no general restriction with respect to the payment of cash dividends by an adequately capitalized bank to its parent holding company, the Board of Governors, FDIC and/or OCC, might, under certain circumstances, place restrictions on the ability of a bank to pay dividends based upon peer group averages and the performance and maturity of that bank, or object to management fees on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arms length transaction. The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the Bank would be included in one of the "undercapitalized" categories for capital adequacy purposes pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. See the discussion of dividends in
          Item 5 below for additional information regarding dividends. Under the formulas discussed in Item 5, at December 31, 1998, approximately $3,974,000 of the Bank's net profits were available for distribution as dividends without the necessity of any prior governmental approvals. These net profits constitute part of the capital of the Bank and sound banking practices require the maintenance of adequate levels of capital.

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

               Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services which the Bank is not authorized or prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide such services for its customers. For borrowers requiring loans in excess of the Bank's legal lending limit, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limit. As of December 31, 1998, the Bank's legal lending limit to a single borrower and such borrower's related parties was $2,300,000 based on regulatory capital of $15,553,000.

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

                 In 1995 the FDIC, pursuant to Congressional mandate, reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. The FDIC has continued these assessment rates through the first semiannual assessment period of 1998.
          Based upon the above risk-based assessment rate schedule, the Bank's current capital ratios, the Bank's current level of deposits, and assuming no further change in the assessment rate applicable to the Bank during 1998, the Bank estimates that its annual noninterest expense attributed to assessments will remain unchanged during 1999.

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

          ACCOUNTING PRONOUNCEMENTS

               In October, 1995, the Financial Accounting Standards Board (the "FASB")issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes accounting and disclosure requirements using a fair value method of accounting for stock based employee compensation plans. Under SFAS No. 123, the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method and provide proforma disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The provisions of SFAS No. 123 became effective January 1, 1996. The Company adopted only the disclosure requirements of SFAS No. 123 and such adoption had no effect on the Company's consolidated net earnings or cash flows.

               In June, 1996, the FASB issued SFAS No. 125,
          "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a financial-component approach that focuses on control.
          Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In December 1996, the FASB reconsidered certain provisions of SFAS No. 125 and issued
          SFAS 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" to defer for one year the effective date of implementation for transactions related to repurchase agreements, dollar-roll repurchase agreements, securities lending and similar transactions. Earlier adoption or retroactive application of this statement with respect to any of its provisions was not premitted. The Company adopted SFAS
          125 effective January 1, 1997. The adoption of SFAS 125 had no effect on the Company's financial condition or results of operations.

               In February 1997, the FASB issued SFAS No. 128,
          "Earnings Per Share." SFAS No. 128 requires restatement of all prior year earnings per share (EPS) and presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution if securities or other contracts to issue common stock are exercised or converted to common shares. The Company adopted SFAS 128 during 1997 and all EPS amounts have been retroactively adjusted to comply with SFAS 128.

               In June 1997, the FASB issued SFAS No. 130,
          "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from nonowner sources; and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The
          Company adopted both SFAS 130 and SFAS 131 in 1998 and such adoption had no effect on the Company's financial position or results of operations.

               In June 1998, the FASB issued SFAS No. 133,
          "Acounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and hedging activities. The Company adopted SFAS 133 effective July 1, 1998. In connection with the adoption of SFAS 133 the Company reclassified certain investment securities from held-to-maturity to available-for-sale. Adoption of this statement did not have any other impact on the Company's financial position and had no impact on the Company's results of operations or cash flows.

          Item 2.  Properties

               As of December 31, 1998, the Bank had three banking offices located in Santa Clara County. The first banking office, which is owned by the Bank, is also the principal executive office of the Company, and is located at 12000 Saratoga-Sunnyvale Road, Saratoga, California, comprising of approximately 5,500 square feet. The office was purchased by the Company in 1988 for $1,800,000. The foregoing description of the office and purchase of the office is qualified by reference to the Agreement of Purchase and Sale dated
          July 27, 1988 attached as Exhibit 10.1 to the Company's
          Annual Report on Form 10-K for the year ended December 31,
          1988, filed with the Securities and Exchange Commission on March 27, 1989.

               The second banking facility, which is located at 15405
          Los Gatos Blvd., Suite 103, Los Gatos, California, was opened March 9, 1988. The 3,082 square foot facility is leased under a noncancellable operating lease which expires in 2003.
          Current lease payments are $6,387 per month for the building and ground lease. Effective March, 1998, the lease payments were tied to the Consumer Price Index. The foregoing description of the lease is qualified by reference to the lease agreement dated October 19, 1987 attached as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, filed with the Securities and Exchange Commission on March 31, 1988.

               The third banking facility located at 160 West Santa
          Clara Street, in San Jose, California, was opened on October
          3, 1989.   The lease agreement for the 7,250 square foot
          location in the downtown area of San Jose is under a noncancellable operating lease which expires in 1999.
          Current lease payments are $11,495 per month for the ground floor and $4,274 for the second floor. The lease payments for the second floor are tied to the Consumer Price Index with the increase not to exceed 4% per year. It is anticipated that the lease will be renewed during 1999 without substantial changes to the terms or conditions. The foregoing description of the lease is qualified by reference to the lease agreement dated January 17, 1989 attached as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, filed with the Securities and Exchange Commission on March 27, 1990.

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

               The following table summarizes those trades of which the Company has knowledge based on information provided by Hoefer and Arnett, Incorporated, Burford Capital and Sutro and Company, setting forth the approximate high and low bid prices for the periods indicated, restated to reflect 3-for-2 stock split declared by the Board of Directors on March 27, 1998.
          The prices indicated below may not necessarily represent actual transactions.

                                      Bid Price of
                                     Common Stock  (1)
  Quarter ended                      Low        High
  March 31, 1997................  $  8.00      $10.00
  June 30, 1997..................    9.67       11.00
  September 30, 1997........        10.50       12.67
  December 31, 1997.........        10.83       12.17

  March 31, 1998................    12.75       15.33
  June 30, 1998..................   14.33       17.33
  September 30, 1998........        13.88       17.25
  December 31, 1998.........        13.00       14.50

  (1) As estimated by the Company based upon trades of which it was aware, and not including purchases of stock pursuant to the exercise of employee stock options.

         The Company had 255 shareholders of record as of March 1, 1999. The Company's shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the California General Corporation Law (the "Cor-poration Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation's assets equal at least 1-1/4 times its liabilities; and (ii) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation's interest expenses for such fiscal years, then the corporation's current assets must equal at least 1-1/4 times its current liabilities. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from the Bank. The payment of cash dividends by the Bank may be subject to the approval of the OCC, as well as restrictions established by federal banking law, the Board of Governors and the FDIC.

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

            The Company has paid cash dividends on the outstanding shares of common stock totaling $0.175 per share in 1997 and $0.20 per share in 1998.

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

         Operations               Year ended December 31,
                         (in thousands, except per share data)
                                1998     1997      1996      1995      1994
         Interest income      $9,749    $9,346    $7,585    $6,572    $5,446
         Interest expense     (4,400)   (4,273)   (3,558)   (2,861)   (1,929)

         Net interest income   5,349     5,073     4,027     3,711     3,517
         Provision (credit)
          for credit losses      136      -         (150)     -         (636)

         Net interest income
           after (credit)
           provision
           for credit losses   5,213     5,073     4,177     3,711     4,153
         Other income            765       477       353       577       405
         Other expenses       (2,965)   (2,978)   (2,870)   (2,868)   (3,523)
         Income before income
           taxes               3,013     2,572     1,660     1,420     1,035
         Provision for income
           taxes              (1,065)     (976)     (559)     (539)     (377)

         Net income           $1,948    $1,596    $1,101    $  881   $   658
                              ======    ======    ======    ======    ======
         Earnings per share:
          Basic              $  1.19    $ 1.01    $ 0.71    $ 0.57   $  0.43
          Diluted            $  1.07    $ 0.92    $ 0.64    $ 0.55   $  0.39
                              ======    ======    ======    ======    ======
         Cash dividends
          declared per
          common share       $ 0.167    $0.133    $0.117    $0.067   $   -
                              ======    ======    ======    ======    ======

         Balances at year end                    December 31,
                                    (in thousands,except per share data)
                              1998       1997      1996     1995       1994
         Total assets      $144,802   $131,044  $121,784 $100,497    $87,536
         Net loans           73,847     63,187    52,033   36,759     32,803
         Total deposits     103,415     91,046    89,444   74,949     73,872
         Shareholders'
          equity             15,257     13,605    11,952   11,057      9,627
         Book value per
          share                9.36       8.31      7.69     7.15       6.23

         DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND
         SHAREHOLDERS' EQUITY, INTEREST RATES, AND
         INTEREST DIFFERENTIAL. The following are the Company's daily average balance sheets for the years ended December 31, 1998 and 1997.

                                                         1998
                                               (dollars in thousands)
                                                        YIELDS       INTEREST
                                           AVERAGE        OR          INCOME/
                                           BALANCE       RATES        EXPENSE
         ASSETS
         Interest earning assets:
           Loans (1)                       $64,939        9.8%         $6,394
           Investment securities (2)        41,400        5.9           2,460
           Federal funds sold               13,608        5.3             726
          Other                              2,929        5.8             169
         Total interest earning assets     122,876        7.9           9,749

         Noninterest-earning assets:
           Cash and due from banks           5,273
           Premises and equipment            2,155
           Other assets (3)                  1,828
               TOTAL                      $132,132
                                           =======
         LIABILITIES AND SHAREHOLDERS' EQUITY
         Interest bearing liabilities:
           Deposits:
            Demand                         $24,182        3.4             833
            Savings                         14,918        2.8             422
            Time                            30,888        5.7           1,746
         Total interest bearing deposits    69,988        4.3           3,001
         Federal Home Loan Bank
           borrowings                       22,837        6.1           1,398
         Other interest bearing liabilities     19        5.3               1
         Total interest bearing liabilities 92,844        4.7           4,400
         Noninterest-bearing liabilities:
            Demand deposits                 23,397
        Accrued expenses and other
              liabilities                    1,477
         Shareholders' equity               14,414
             TOTAL                        $132,132
                                           =======
         Net interest income                                           $5,349
                                                                        =====
         Net yield on interest earning assets            4.4%
                                                         ====

         (1) Including average non-accrual loans of Nil and loan fees of $458,000.
         (2) Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Yields are based on historical cost for held to maturity securities and fair market value for available for sale securities.
         (3) Net of average deferred loan fees of $318,000 and average allowance for credit losses of $685,000.

                                                          1997
                                                 (dollars in thousands)
                                                         YIELDS      INTEREST
                                           AVERAGE        OR          INCOME/
                                           BALANCE       RATES        EXPENSE
         ASSETS
         Interest earning assets:
            Loans (1)                     $ 54,537       10.2%         $5,571
            Investment securities (2)       49,579        6.3           3,138
            Federal funds sold              11,204        5.4             607
           Other                               485        6.2              30
         Total interest earning assets     115,805        8.1           9,346

         Noninterest-earning assets:
           Cash and due from banks           4,621
         Premises and equipment              2,071
           Other assets (3)                  2,230
               TOTAL                      $124,727
                                           =======
         LIABILITIES AND SHAREHOLDERS' EQUITY
         Interest bearing liabilities:
           Deposits:
            Demand                         $23,674        3.6             853
            Savings                         17,547        3.0             530
            Time                            26,742        5.8           1,539
         Total interest bearing deposits    67,963        4.3           2,922
         Federal Home Loan Bank
           borrowings                       21,759        6.2           1,350
         Other interest bearing liabilities     10       10.0               1
         Total interest bearing liabilities 89,732        4.8           4,273
         Noninterest-bearing liabilities:
            Demand deposits                 21,301
            Accrued expenses and other
              liabilities                    1,124
         Shareholders' equity               12,570
             TOTAL                        $124,727
                                           =======
         Net interest income                                           $5,073
                                                                        =====
         Net yield on interest earning assets            4.4%
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

         Interest Differential - Rate/Volume Changes

         Interest differential is affected by changes in volume, changes in rates and a combination of changes in volume and rates.
         Volume changes are caused by changes in the levels of average earning assets and average interest bearing deposits and borrowings. Rate changes result from changes in yields earned on assets and rates paid on liabilities. Changes not solely attributable to volume or rates have been allocated to the rate component. The following table shows the effect on the interest differential of volume and rate changes for the years ended December 31, 1998 and 1997.

                          1998 over 1997           1997 over 1996
                     Increase (Decrease) Due   Increase (Decrease) Due
                          to Changes in:           to Changes in:
                                    (in thousands)
                                        Net                          Net
                    Volume     Rate   Change   Volume     Rate     Change
Interest earning
  assets:
Loans(1)           $ 1,053  $  (230)  $  823   $1,402    $(226)    $1,176
Securities (2)        (530)    (148)    (678)     550      169        719
Federal funds sold     128       (9)     119      (25)    (129)      (154)
Interest bearing
  deposits in
  other banks          152      (13)     139       15        5         20
Total                  803     (400)     403    1,942     (181)     1,761

Interest bearing
 liabilities:
  Demand deposits       18      (38)     (20)     208        1        209
  Savings deposits     (82)     (26)    (108)      88       39        127
  Time deposits        253      (46)     207     (114)     (12)      (126)
  Borrowings            66      (18)      48      536      (27)       509
  Other liabilities      2       (2)       -       (4)       -         (4)
  Total                257     (130)     127      714        1        715

Interest differential $546    $(270)    $276  $ 1,228    $(182)    $1,046

 (1)Including non accrual loans.
(2)Interest income is reflected on an actual basis, not a fully taxable equivalent basis.

          INVESTMENT PORTFOLIO

            The amortized cost and fair values of securities at December 31 are as follows:

                                                  December 31,

                                            1998                 1997
                                                  (in thousands)
Securities Available for Sale
                                    Amortized     Fair    Amortized    Fair
                                      Cost        Value      Cost      Value
U.S. Treasury and agency securities  $14,890    $14,972    $11,228    $11,152
Mortgage-backed securities            10,665     10,657       -          -
Governmental mutual fund               3,128      3,025      3,128      3,018
Federal Home Loan Bank stock           2,007      2,007      1,864      1,864
Bankers Bank stock                       150        150        150        150
Total                                $30,840    $30,811    $16,370    $16,184
                                      ======     ======     ======     ======
Securities Held to Maturity
                                    Amortized     Fair    Amortized    Fair
                                      Cost        Value      Cost      Value

U.S. Treasury and agency securities $   -       $  -       $10,879    $10,845
Mortgage-backed securities              -          -        15,024     15,124
Obligations of states and political
  subdivisions                         9,214      9,384      5,159      5,234
Federal Reserve Bank stock                90         90         90         90
Total                               $  9,304   $  9,474    $31,152    $31,293
                                      ======     ===== =    ======     ======

As investment securities mature, to the extent that the proceeds are reinvested in investment securities, management expects that the categories of taxable investment securities purchased will be in approximately the same proportion as existed at December 31, 1998. The maturities and yields of the investment portfolio at December 31, 1998 are shown below.

MATURITY AND YIELDS OF INVESTMENT SECURITIES
          At December 31, 1998
          (Dollars in thousands)
          Securities Available for Sale
         Estimated                After 1 Year & After 5 years &
           Market Within 1 Year   Within 5 Years Within 10 Years After 10 years
           Value Amount Yield(1) Amount Yield(1) Amount Yield(1)Amount Yield(1)
U.S. Treas-
 ury and
 agency
 securities $14,972 $   18 5.51%  $8,913  5.95%   $1,000  6.10%  $5,041  5.98%
Governmental
 mutual fund  3,025  3,025 6.12     -      -        -      -       -      -
Federal Home
 Loan Bank
 stock        2,007    -    -       -     -       -     -         2,007  5.12
Bankers Bank
 stock          150    -    -       -     -       -     -           150   -
             20,154 $3,043 6.11%  $8,913  5.95%   $1,000  6.10%  $7,198  5.62%
                    ======         =====           =====          =====
Mortgage-
 backed
 securities  10,657
Total       $30,811
             ======

Securities Held to Maturity
           Total                 After 1 Year & After 5 Years &
         Carrying Within 1 Year  Within 5 Years Within 10 Years After 10 Years
           Value Amount Yield(1) Amount Yield(1)Amount Yield(1) Amount Yield(1)
Oblig-
 ations of
 states and
 political
 subdiv-
 isions       9,214   450  5.31% 1,902   4.55%  1,418   4.73%   5,444    4.93%

Federal
 Reserve
 Bank stock      90                                                90    6.00
Total        $9,304 $ 450  5.31%$1,902   4.55% $1,418   4.73%  $5,534    4.95%
             ====== =====        =====         ======           =====

(1)  Yields are actual, not fully taxable equivalent.

Mortgage-backed securities generally have stated maturities of 4 to 15 years but are subject to likely and substantial prepayments which effectively accelerate actual maturities.

LOAN PORTFOLIO

The composition of the loan portfolio at December 31, 1998 and 1997 is summarized in the following table.

                                               December 31,
                                           1998         1997
                                               (in thousands)
       Real estate:
        Construction                $19,623        $ 8,945
        Other                        33,452         29,100
        Commercial                   18,738         21,282
       Installment                    1,192          1,548
       Lease financing                1,850          3,215
                                    $74,855        $64,090
                                    =======        =======

At December 31, 1998, loans were due as follows:
                      Real       Real
                     Estate     Estate                        Lease
                     Const.     Other    Com'l.   Install.  Financing   Total
                    ======     ======   ======     ======   ========   ======
                                      (in thousands)
Due in one year
  or less          $19,414    $ 5,360   $11,334   $  -      $   183   $36,291
Due after one year     209     28,092     7,404     1,192     1,667    38,564
TOTAL              $19,623    $33,452   $18,738   $ 1,192   $ 1,850   $74,855
                    ======     ======    ======    ======    ======    ======

Of the loans due after one year, $34,685,000 have fixed rates and $3,879,000 have variable interest rates.

RISK ELEMENTS

There were no nonaccrual loans at December 31, 1998. Nonaccrual loans were $360,000 at December 31, 1997.

At December 31, 1998 and 1997, there were no loans past due 90 days or more as to principal or interest and still accruing interest. There were no loans at December 31, 1998 or 1997 which were troubled debt restructurings.

      There were four potential problem loans at December 31, 1998 having a combined principal balance of $2,033,000 ($305,000 at December 31, 1997). Potential problem loans are loans which are generally current as to principal and interest but have been identified by the Company as potential problem loans due either to a decrease in the underlying value of the property securing the credit or some other deterioration in the creditworthiness of the borrower. All of the four loans identified as potential problem loans are secured by real estate and personal property.

       The Company does not believe there to be any concentration of loans in excess of 10% of total loans which is not disclosed above which would cause them to be similarly impacted by economic or other conditions. See Management's Discussion and Analysis of Financial Condition and Results of Operations-Provision for Credit Losses, regarding discussion of California economic conditions.

SUMMARY OF CREDIT EXPERIENCE

Analysis of the Allowance for Credit Losses

                                       Year Ended December 31,
                                        1998            1997
Beginning balance                      $578,000      $628,000
Provision charged to
  operations                            136,000          -
Charge-offs - Commercial                (65,000)     (115,000)
Recoveries - Commercial                  67,000        65,000

Ending balance                        $ 716,000     $ 578,000
                                       ========      ========
Ratio of net charge-offs
 (recoveries) during the period
 to average loans outstanding
 during the year.                       (.003)%         .092%
                                       ========      ========

Ratio of allowance for credit
losses to loans outstanding
at end of year                            0.96%         0.90%
                                       ========      ========

Allocation of the Allowance for Credit Losses
                        December 31, 1998        December 31, 1997
                                    Percent                        Percent
                                 of loans in                    of loans in
                                each category              each category
                      Amount   to total loans     Amount   to total loans
Real estate-
  other              $169,000        45%         $254,000       46%
Commercial            224,000        25           254,000       33
Real estate-
 construction         279,000        26            61,000       14
Installment            44,000         2             9,000        2
Lease financing          -            2              -           5
                     $716,000       100%         $578,000      100%
                     ========       ===           =======       ===

DEPOSITS

The average balance sheets for 1998 and 1997 set forth the average amount and average interest rate paid for deposits.

At December 31, 1998, time deposits of $100,000 or more have remaining maturities as follows (in thousands):
3 months or less                          $ 6,640
Over 3 months to 6 months                   8,959
Over 6 months to 12 months                  4,583
Over 1 year to 5 years                      2,497
Over 5 years                                  100
  TOTAL                                   $22,779
                                           ======

RETURN ON EQUITY AND ASSETS

Ratios of profitability, liquidity and capital for the years ended December 31, are as follows:
                                               1998            1997
Return on average assets                        1.5%            1.3%
Return on average equity                       13.5%           12.7%
Cash dividends declared per share
  to diluted earnings per share                15.6%           14.4%
Average equity to average assets               10.9%           10.1%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2)changes in interest rate environment;
(3)general economic conditions, nationally, regionally and in operating market areas; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) changes in securities markets; and (7) Year 2000 compliance problems. Therefore, the information set forth therein should be carefully considered when evaluating business prospects of the Company and the Bank.

Overview

      Net income in 1998 was $1,948,000 ($1.19 basic earnings per share,
$1.07 diluted earnings per share) compared to $1,596,000 ($1.01 basic earnings per share, $0.92 diluted earnings per share) in 1997 and
$1,101,000 ($.71 basic earnings per share, $0.64 diluted earnings per share) in 1996.  The increase in net income in 1998 resulted primarily from an increase in the volume of earning assets, offset, in part, by a decrease in the yield on earning assets and an increase in the volume of interest-bearing liabilities. The increase in net income in 1997 resulted primarily from an increase in the volume and yield of earning assets, offset, in part by an increase in interest expense due to the increased volume of interest-bearing
liabilities.   The table below highlights the changes in the nature and sources of income and expense from 1997 to 1998 and from 1996 to 1997.

                                         Increase              Increase
                       1998     1997    (Decrease)     1996   (Decrease)
                                      (in thousands)
Net interest income   $5,349   $5,073      $276       $4,027   1,046
Provision (credit)
  for credit losses      136      -         136         (150)    150
Noninterest income       765      477       288          353     124
Noninterest expenses  (2,965)  (2,978)      (13)      (2,870)    108
Income before
  income taxe          3,013    2,572       441        1,660     912
Provision for
  income taxe         (1,065)    (976)      (89)        (559)   (417)
Net income            $1,948   $1,596      $352       $1,101  $  495
                      =====     =====      ====       ======  ======

Net Interest Income

Net interest income is affected by changes in the nature and volume of earning assets held during the year, the rates earned on such assets and the rates paid on interest-bearing liabilities. The table below details the average balances, interest income and expense and the effective yields/rates for earning assets and interest bearing liabilities.

                    1998                   1997                   1996
          Average        Yield/ Average           Yield/ Average         Yield/
         Balance Interest Rate  Balance  Interest  Rate  Balance Interest Rate
                          (in thousands, except percentages)
Earning
 assets:
  Loans  $64,939  $6,394  9.8%  $  54,537  $5,571  10.2%  $41,313  $4,395  10.6%
  Other   57,937   3,355  5.8      61,268   3,775   6.2    55,170   3,190   5.8
Total
 earning
 assets $122,876                 $115,805                 $96,483
        =======                   =======                 =======

Interest
 bearing
 liab-
 ilities:
 Depo-
 sits   $ 69,988  3,001  4.3    $ 67,963    2,922   4.3    60,995   2,712   4.4
Other
 interest
 bearing
 funds    22,856  1,399  6.1      21,769    1,351   6.2    13,335     846   6.3

Total
 interest
 bearing
 liabil-
 ities  $ 92,844                $ 89,732                  $74,330
         =======                 =======                   ======
Net interest
  income and
  margin         $5,349  4.4%              $5,073  4.4%           $4,027    4.2%
                  =====  ====               =====  ====            =====    ====

Average earning assets increased $7.1 million or 6%, to $122.9 million during 1998 compared to $115.8 million in 1997. In 1997, Average earning assets increased $19.3 million or 20% from $96.5 million in 1996 to $115.8 million in 1997. The increase in 1998 was primarily in construction loans and the longer term real estate loan portfolio. These longer term loans are generally made for a term of between five and fifteen years and are matched against specific blocks of deposits or borrowings in order to alleviate interest rate risk. The increase in 1997 was primarily in Small Business
Administration and U.S. Department of Agriculture loans which were purchased as a means to diversify the loan portfolio. Average interest-bearing liabilities increased $3.1 million, or 3%, during 1998 to $92.8 million from $89.7 million in 1997 primarily due to an increase in Federal Home Loan Bank borrowings which were matched against specific longer term real estate loans and an increase in interest bearing checking deposits. Average interest-bearing liabilities increased $15.4 million, or 21%, to $89.7 million, in 1997 from $74.3 million in 1996. This increase was primarily due to an increase in Federal Home Loan Bank borrowings which were matched against specific longer term real estate loans and an increase in interest bearing checking deposits.


EARNING ASSETS-LOANS

The average loan portfolio increased $10.4 million, or 19%, from $54.5 million in 1997 to $64.9 million in 1998. The increase was primarily in the longer term real estate loan portfolio as a result of marketing efforts in that area. Average loans increased $13.2 million from $41.3 million in 1996 to $54.5 million in 1997. The increase was primarily in SBA and USDA loans
which were purchased in order to diversify the loan portfolio.    The average
loan to average deposit ratio for 1998 was 70% compared to 61% in 1997 and 68% in 1996. The average yield on loans decreased from 10.6% in 1996 to 10.2% in 1997 and 9.8% in 1998. The decrease in yield in 1998 primarily reflects a decrease in interest rates on loans originated as a result of the decrease in prime rate during the year as compared to 1997. The decrease in yield in 1997 is primarily attributable to the purchase of SBA and USDA loans which generally had lower average yields as compared to the rest of the loan portfolio.

OTHER EARNING ASSETS

Average other earning assets, consisting of Investment securities, Federal funds sold and interest bearing deposits in other banks, decreased $3.3 million or 5% during 1998 from $61.3 million to $57.9 million. During 1997, average other earning assets increased $6.1 million from $55.2 million in 1996. The decrease in 1998 was primarily due to the increased level of loans. The increase in the securities portfolio in 1997 was primarily due to the increased level of deposits. The yield earned on average other earning assets increased from 5.8% in 1996 to 6.2% in 1997 and then decreased to 5.8% in 1998. In 1998, the change in the volume and yields resulted in a decrease in interest income of $420,000 on other earning assets. In 1997, the change in the volume and yields of other earning assets resulted in an increase in interest income of $585,000 on other earning assets.

INTEREST BEARING LIABILITIES

Average interest bearing liabilities increased $3.1 million, or 3%, from $89.7 million in 1997 to $92.8 million in 1998 and increased $15.4 million, or 21%, from $74.3 million in 1996 to $89.7 million in 1997. The increase in 1998 was primarily a result of increased interest-bearing checking accounts and Federal Home Loan Bank borrowings. The increase in 1997 was primarily a result of increased Federal Home Loan Bank borrowings which were matched against certain longer term real estate loans to alleviate the impact of interest rate risk. Average non-interest bearing deposits increased $2.1 million, or 10%, in 1998 to $23.4 million and increased $3.2 million, or 18%, to $21.3 million in 1997 from an average of $18.1 million in 1996. Overall rates on interest bearing deposits decreased from 4.4% in 1996 to 4.3% in 1997 and 1998. The net result of the changes in average balances and rates was an increase in total interest expense of $127,000 in 1998 from 1997 and an increase of $715,000 in 1997 from 1996.

NET INTEREST MARGIN

The net interest margin increased from 4.2% in 1996 to 4.4% in 1997 and 1998. The changes in the net interest margin are primarily attributable to fluctuations in the loan, deposit and borrowing mix and the relationship between rates charged and rates paid.

PROVISION FOR CREDIT LOSSES

The Bank maintains an allowance for credit losses which is based, in part, on the Bank's historical loss experience, the impact of forecasted economic conditions within the Bank's market area, and, as applicable, the State of California, the value of underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. During 1998, the Bank provided $136,000 to the allowance for credit losses. During 1997, the Bank did not provide any additional provision for credit losses. In 1996, $150,000 was reversed from the allowance for credit losses. The allowance for credit losses was $716,000 in 1998, compared to $578,000 for 1997 and $628,000 for 1996.  At December 31, 1998, the allowance was approximately 0.96%
of total loans, compared to approximately 0.90% at December 31, 1997.
There were no nonaccrual loans at December 31, 1998 or 1996. Nonaccrual loans were $360,000 at December 31, 1997.  Interest income foregone on
nonaccrual loans during 1997 was $13,000.   The nonaccrual loans
consisted of one loan secured by real estate which was paid off on January 22, 1998.

At December 31, 1998 and 1997, there were no loans past due 90 days or more as to principal or interest and still accruing interest.

There was no Other Real Estate Owned ("OREO") at December 31, 1998 or
1997.

Nonperforming loans and other real estate owned are summarized below:

                                     December 31, 1998     December 31, 1997
Nonperforming loans:
  Past due 90 days or more
    and still accruing interest     $        -             $       -
  Nonaccrual                                 -                  360,000

    Total                                    -                  360,000

Other real estate owned                      -                     -

Total nonperforming loans and
  other real estate owned           $        -              $   360,000
                                     ===========             ==========

Management is of the opinion that the allowance for credit losses is maintained at a level adequate for known and currently anticipated future risks inherent in the loan portfolio. However, the Bank's loan portfolio, which includes approximately $53,000,000 in real estate loans, representing approximately 71% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Bank's market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and OREO and the level of the allowance for loan losses, which could adversely affect the Company's and the Bank's future growth and profitability.

NONINTEREST INCOME

Noninterest income increased $288,000, or 60%, to $765,000 during 1998 compared to $477,000 during 1997. During 1997, noninterest income increased $124,000, or 35%, from $353,000 in 1996. The increase in 1998 is primarily attributable to an increase in net gain on sale of securities of $120,000, an increase of $85,000 in rental income on leased assets and income from an increase in the cash surrender value of life insurance policies. The increase in 1997 was primarily attributable to a net gain on sale of securities of $34,000 and an increase of $74,000 in charges assessed on deposit accounts.

NONINTEREST EXPENSES

Noninterest expenses were approximately $3.0 million in 1998 and 1997, compared to approximately $2.9 million in 1996.

Generally, expenses have grown at a slower rate than the growth in assets and increases in the volume of transactions. As a percentage of average earning assets, noninterest expense decreased to 2.4% in 1998 from 2.6% in 1997 and 3.0 in 1996. As pressure continues on net interest margins and net asset growth, management of operating expenses will continue to be a priority.

INCOME TAXES

The Company's effective tax rate was 35.4% for 1998, 38.0% for 1997 and 33.7% for 1996. See Note 9 to the consolidated financial statements for additional information on income taxes.

LIQUIDITY/INTEREST RATE SENSITIVITY

The Bank manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. At December 31, 1998 and 1997, liquid assets as a percentage of deposits were 52% and 36%, respectively. In addition to cash and due from banks, liquid assets include interest bearing deposits with other banks, Federal funds sold and securities which are available for sale. The Bank has $10.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.

Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the positions taken with respect to liquidity and interest rate sensitivity continue to be appropriate. The Bank also utilizes a monthly "Gap" report which identifies rate sensitivity over the short- and long-term.

The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Company's earning assets and interest-bearing liabilities at December 31, 1998, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

Based on the contractual terms of its assets and liabilities, the Bank is currently liability sensitive in terms of its short-term exposure to interest rates. In other words, the Bank's liabilities reprice faster than its assets.

DISTRIBUTION OF REPRICING OPPORTUNITIES
At December 31, 1998
(Dollars in thousands)

                           After Three After Six  After One
                   Within  Months But  Months But Year But     After
                   Three   Within Six  Within One  Within       Five
                   Months    Months     Year     Five Years    Years    Total
Federal funds sold $14,450  $   -     $   -     $    -     $    -     $ 14,450
Interest bearing
  deposits in
  other banks          100      -       1,689        -          -        1,789
Municipal
 securities           -         200       250      1,902      6,862      9,214
Treasury and
 agency securities  3,043       -       1,010     10,381     14,220     28,654
FRB/FHLB/Bankers
 bank stock           -         -         -          -        2,247      2,247
Loans              29,612     5,576     4,448     13,521     21,698     74,855
Total earning
 assets           $47,205    $5,776    $7,397    $25,804    $45,027   $131,209

Interest bearing
 demand accounts  $24,366    $  -      $  -      $   -      $   -     $ 24,366
Savings accounts   13,689       -         -          -          -       13,689
Time certificates
 of deposit of
 $100,000 or more   6,641     8,959     4,583      2,497        100      22,780
Other time
 deposits           3,731     3,667     4,695      3,027         -       15,120
Federal funds
  purchased         2,000       -         -          -           -        2,000
Other borrowings       25       -         -       14,522       8,150     22,697
 Total interest-
  bearing
  liabilities     $50,452   $12,626    $9,278     $20,046    $ 8,250    100,652
Interest rate
 sensitivity gap $ (3,247)  $(6,850)  $(1,881)    $ 5,758    $36,777   $ 30,557
                   ======    ======    ======      ======     ======    =======
Cumulative interest
  rate sensitivity
  gap            $ (3,247) $(10,097) $(11,978)    $(6,220)   $30,557
                  =======    ======   =======      ======     ======
Interest rate
  sensitivity gap
  ratio              0.94      0.46      0.80        1.29       5.46
                     ====      ====      ====        ====       ====
Cumulative interest
  rate sensitivity
  gap ratio          0.94      0.84      0.83        0.93       1.30
                     ====      ====      ====        ====       ====

INFLATION

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company indirectly through its effect on the ability of its customers to repay loans, or its impact on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's capital adequacy because loan growth in inflationary periods may increase more rapidly than capital. Interest rates in particular are significantly affected by inflation, but neither the timing nor the magnitude of the changes coincides with changes in the Consumer Price Index, which is one of the indicators used to measure the rate of inflation. Adjustments in interest rates may be delayed because of the possible imposition of regulatory constraints. In addition to its effects on interest rates, inflation directly affects the Company by increasing the Company's operating expenses. The effect of inflation during the three-year period ended December 31, 1998 has not been significant to the Company's financial position or results of operations.

CAPITAL RESOURCES

The Company's capital resources consist of shareholders' equity and (for regulatory purposes) the allowance for credit losses. During the year ended December 31, 1998, the Company's regulatory capital increased $1,790,000. Tier 1 capital increased $1,652,000 due primarily to the retention of earnings and sale of stock. Tier 2 capital increased $138,000 due primarily to the increase in the allowance for credit losses.

The Company and the Bank are subject to capital adequacy guidelines issued by the Board of Governors and the OCC. The Company and the Bank are required to maintain total capital equal to at least 8% of assets and commitments to extend credit, weighted by risk, of which at least 4% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of loan loss reserves. Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8% total ratio. For example, cash and government securities are assigned to a 0% risk-weighted category, most home mortgage loans are assigned to a 50% risk-weighted category requiring a 4% capital allocation and commercial loans are assigned to a 100% risk-weighted category requiring an 8% capital allocation. As of December 31, 1998, the Company's total risk-based capital ratio was approximately 16.8% (approximately 16.4% for the Bank) compared to approximately 18.1% (approximately 17.0% for the Bank) at December 31, 1997.

The Board of Governors and other federal banking agencies have adopted a revised minimum leverage ratio for banking organizations as a supplement to the risk-weighted

<PAGE 34>
capital guidelines.  The old rule established a 3% minimum leverage standard for well-run banking organizations (bank holding companies and banks) with diversified risk profiles. Banking organizations which did not exhibit such characteristics or had greater risk due to significant growth, among other factors, were required to maintain a minimum leverage ratio 1% to 2% higher.
The old rule did not take into account the implementation of the market risk capital measure set forth in the federal regulatory agency capital adequacy guidelines. The revised leverage ratio establishes a minimum Tier 1 ratio of
3% (Tier 1 capital to total assets) for the highest rated bank holding companies
and banks.   All other bank holding companies must maintain a minimum Tier 1 leverage ratio of 4% with higher leverage capital ratios required for banking organizations that have significant financial and/or operational weaknesses, a high risk profile, or are undergoing or anticipating rapid growth.

The following table reflects the Company's Leverage, Tier 1 and total risk-based capital ratios for the three year period ended December 31, 1998.

                                        1998     1997      1996
Leverage ratio                          11.0%    10.9%    10.5%
Tier 1 capital ratio                    16.0%    17.4%    18.1%
Total risk-based capital ratio          16.8%    18.1%    18.1%

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

YEAR 2000

As the year 2000 approaches, a critical issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products were designed to only accommodate a two digit date position which represents the year (e.g. "97" is stored on the system and represents the year 1997.) As a result, the year 1999 (i.e. "99") could be the maximum date value these systems will be able to accurately process. This is not just a banking problem, as corporations around the world and in all industries are similarly impacted.

During 1997, the Company began a plan that includes the five phases of Year 2000 compliance as defined by the FFIEC, awareness, assessment, renovation, validation, and implementation. The Company's Year 2000 Plan (the "Plan") addresses the proper function of the Company's in-house computer hardware and software, along with other products and services which the Company utilizes and which have potential for Year 2000 difficulties.

Awareness and Assessment Phases   The Company completed the Awareness and
Assessment Phases, as defined by the FFIEC, during early 1998 and continues to update its assessment as needed. Management of the Company reports at least monthly to the Board of Directors on its Year 2000 efforts.


Renovation Phase   The FFIEC guideline date for institutions to substantially complete program changes and system upgrades for mission critical systems was December 31,

1998. By that date, the Company had completed replacements of all hardware and software components with the exception of the item processing subsystem of the mainframe. The replacement of this system was completed in March 1999.

Validation and Implementation Phases   To reduce the possibility of unexpected
failure of the Company's systems during and after the century date change, which could have an impact on the Company and its customers, the company continues to test its systems in accordance with a testing strategy and plan developed in 1998. The FFIEC guideline date for institutions to begin testing their mission critical applications and systems was September 1, 1998. During April 1998, the Company began testing various mission critical and non-mission critical systems. By December 31, 1998, the Company had substantially completed this testing, with the exception of leap year testing for the Company's mainframe computer and the item processing subsystem that was installed in the first quarter of 1999. This testing should be completed by the end of the second quarter of 1999.

Business Relationships   As a part of the Company's Plan, all third party
suppliers and service providers have been contacted and assessed as to their Year 2000 preparedness. In addition, the Bank has communicated with its large borrowers and major depositors to determine the extent to which the Company might be vulnerable if those third parties fail to resolve their Year 2000 issues. Because the company recognizes that its business and operations could be adversely affected if key business fail to achieve timely Year 2000 compliance, the Company is evaluating strategies to manage and mitigate the risk to the Company from their Year 2000 failures.

Contingency Plans   FFIEC guidelines indicate that contingency plans covering
mission critical systems in the event of Year 2000 problems are a prudent business practice. The Company has developed contingency plans for applications and systems used by the Bank that are deemed mission critical as well as plans to cover many non-mission critical applications and systems. The contingency plans are based on a review of various emergency scenarios ranging from the Year 2000 failure of a single software or hardware component to the total loss of systems and applications. Because business resumption planning is a dynamic process, the Company may further refine and test these plans throughout 1999.

Costs to Address Year 2000 Issues   The majority of the costs associated with
the Company's Year 2000 preparedness efforts would have been incurred in the normal course of business, as the Company regularly upgrades its various systems in an effort to more efficiently and effectively serve its clientele and conduct its operations. The Company estimates the total cost of compliance will be approximately $150,000, with the majority of this expense earmarked for the new item processing subsystem. The costs incurred in 1998 did not have a material effect on the Company's net income for 1998, and the Company does not expect the costs that will be incurred in 1999 to have a material impact on the Company's net income for 1999.

<PAGE 37>

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures under this item are not applicable to the Company for the current fiscal year.

Item 8.  Financial Statements and Supplementary Data


         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Page
Independent Auditors' Report                                        39

Consolidated Balance Sheets, December 31, 1998 and 1997             40

Consolidated Statements of Income and Comprehensive
   Income for the years ended December 31, 1998, 1997,
   and 1996                                                         41

Consolidated Statements of Shareholders' Equity for the
   years ended December 31, 1998, 1997 and 1996                     42

Consolidated Statements of Cash Flows for the years
   ended December 31, 1998, 1997 and 1996                           43


Notes to Consolidated Financial Statements                         44-60

All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Saratoga Bancorp:

We have audited the accompanying consolidated balance sheets of Saratoga
Bancorp and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Saratoga Bancorp and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



DELOITTE  &  TOUCHE LLP
San Jose, California
January 22, 1999


SARATOGA BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

ASSETS                                          1998                 1997
CASH AND DUE FROM BANKS                  $     6,549,000     $     4,760,000
FEDERAL FUNDS SOLD                            14,450,000          10,500,000
          Total cash and  equivalents         20,999,000          15,260,000
INTEREST-BEARING
   DEPOSITS IN OTHER BANKS                     1,789,000           1,489,000
SECURITIES AVAILABLE FOR SALE                 30,811,000          16,184,000
SECURITIES HELD TO MATURITY                    9,304,000          31,152,000
LOANS                                         74,563,000          63,765,000
ALLOWANCE FOR CREDIT LOSSES                     (716,000)           (578,000)
          Loans, net                          73,847,000          63,187,000
PREMISES AND EQUIPMENT, Net                    2,268,000           1,992,000
ACCRUED INTEREST RECEIVABLE AND
    OTHER ASSETS                               5,784,000           1,780,000

TOTAL                                    $   144,802.000     $   131,044,000
                                        ================    ================
LIABILITIES AND  SHAREHOLDERS' EQUITY

DEPOSITS:
     Demand, noninterest-bearing         $    27,460,000     $    25,456,000
     Demand, interest-bearing                 24,366,000          22,789,000
     Savings                                  13,689,000          14,092,000
     Time                                     37,900,000          28,709,000
          Total deposits                     103,415,000          91,046,000
FEDERAL FUNDS PURCHASED                        2,000,000           2,000,000
OTHER BORROWINGS                              22,697,000          22,984,000
ACCRUED INTEREST PAYABLE AND
  OTHER LIABILITIES                            1,433,000           1,409,000
          Total liabilities                  129,545,000         117,439,000
COMMITMENTS (Notes 5 and 10)
SHAREHOLDERS' EQUITY:
 Preferred stock, no par value;
  authorized 1,000,000 shares;
  no shares issued
 Common stock, no par value;
  authorized 20,000,000 shares;
  outstanding 1,629,357 in
  1998 and 1,637,857 shares in 1997.           4,684,000           4,705,000
     Retained earnings                        10,591,000           9,099,000
     Accumulated other comprehensive
      income, net of taxes of $11,000
      in 1998 and $122,000 in 1997               (18,000)           (199,000)
     Total shareholders' equity               15,257,000          13,605,000
 TOTAL                                  $    144,802,000    $    131,044,000
                                         ===============     ===============

See notes to consolidated financial statements.

SARATOGA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                        1998           1997           1996
INTEREST INCOME:

     Loans, including fees       $    6,394,000 $    5,571,000 $    4,395,000
     Securities:
          Taxable                     2,118,000      2,894,000      2,244,000
          Non-taxable                   342,000        244,000        175,000
     Federal funds sold                 726,000        607,000        761,000
     Other                              169,000         30,000         10,000
                                      ---------      ---------      ---------
      Total interest income           9,749,000      9,346,000      7,585,000

INTEREST EXPENSE:
     Deposits                         3,001,000      2,922,000      2,712,000
     Borrowings                       1,398,000      1,350,000        841,000
     Other                                1,000          1,000          5,000
                                      ---------      ---------      ---------
      Total interest expense          4,400,000      4,273,000      3,558,000

NET INTEREST INCOME BEFORE
   PROVISION (CREDIT) FOR
   CREDIT LOSSES                      5,349,000      5,073,000      4,027,000
PROVISION (CREDIT)  FOR
  CREDIT LOSSES                         136,000           -          (150,000)
                                      ---------      ---------      ---------
NET INTEREST INCOME AFTER
 PROVISION (CREDIT)  FOR
 CREDIT LOSSES                        5,213,000       5,073,000     4,177,000
OTHER INCOME:
     Service charges                    291,000         273,000       199,000
     Rental income
      from leased assets                183,000          98,000        83,000
     Net gain on sale of
      securities available
       for sale                         154,000          34,000          -
     Increase in cash surrender
      value of life
      insurance policies                 61,000            -             -
     Net gain on sale of leased
      assets                             12,000            -             -
     Other                               64,000          72,000        71,000
                                      ---------       ---------     ---------
 Total other income                     765,000         477,000       353,000
OTHER EXPENSES:
     Salaries and employee
      benefits                        1,261,000       1,338,000     1,342,000
     Occupancy                          398,000         372,000       348,000
     Professional fees                  205,000         154,000       158,000
     Depreciation on leased assets      145,000          79,000        65,000
     Furniture and equipment            137,000         141,000       138,000
     Data processing                     78,000          75,000        71,000
     Insurance                           61,000          40,000        88,000
     Net cost of other real estate
      owned                               4,000          59,000         5,000
     Net loss on sale of securities
      available for sale                   -               -            4,000
     Other                              676,000         720,000       651,000
                                     ----------      ----------    ----------
 Total other expenses                 2,965,000       2,978,000     2,870,000
INCOME BEFORE INCOME TAXES            3,013,000       2,572,000     1,660,000
PROVISION FOR INCOME TAXES            1,065,000         976,000       559,000
                                     ----------      ----------    ----------
NET INCOME                            1,948,000       1,596,000     1,101,000
OTHER COMPREHENSIVE
  INCOME, NET OF TAX
Unrealized gains
 (losses) on securities                 181,000          27,000       (59,000)
COMPREHENSIVE INCOME            $     2,129,000 $     1,623,000 $   1,042,000
                                 ============== =============== =============
EARNINGS PER SHARE:
  BASIC                         $          1.19 $          1.01 $        0.71
                                 ============== =============== ===============
 DILUTED                        $          1.07 $          0.92 $        0.64
                                 ============== =============== ===============

See notes to consolidated financial statements.


SARATOGA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                          Accumulated
                                             Other             Total
                         Common Stock    Comprehensive   Retained Shareholders'
                      Shares     Amount      Income      Earnings    Equity
BALANCES,
JANUARY 1, 1996     1,546,364  $4,427,000  $(167,000)  $ 6,797.000  $11,057,000
Exercise of stock
 options                8,130      34,000                                34,000
Cash dividend ($0.117
  per share)             -           -          -         (181,000)    (181,000)
Change in net
  unrealized loss on
  securities, net
  of taxes of $27,000    -           -      (59,000)          -         (59,000)
Net income               -           -         -         1,101,000    1,101,000
                   ----------  ---------- ---------    -----------  -----------
BALANCES,
DECEMBER 31, 1996   1,554,494   4,461,00   (226,000)     7,717,000   11,952,000

Exercise of stock
 options               83,363    244,000                                244,000
Cash dividend ($.133
 per share)              -          -          -          (214,000)    (214,000)
Change in net
  unrealized loss on
  securities, net of
  taxes of $16,000       -          -        27,000           -          27,000
Net income               -          -          -         1,596,000    1,596,000
                   ----------  ---------- ---------    -----------  -----------
BALANCES,
DECEMBER 31, 1997  1,637,857    4,705,000  (199,000)     9,099,000   13,605,000
Exercise of stock
 options               8,790       43,000      -              -          43,000
Cash dividend ($.167
 per share)             -            -         -          (276,000)    (276,000)
Repurchase of shares (17,290)     (64,000)     -          (180,000)    (244,000)
Change in net
 unrealized loss on
 securities:
 Unrealized gains
 arising during the
 year, net of taxes
 of $83,000                                 134,000                      134,000
Reclassification
 adjustment for
 losses included in
 income, net of taxes
 of $28,000                                  47,000                       47,000
Net income              -            -         -        1,948,000      1,948,000
                -------------  ----------   --------   -----------      --------
BALANCES,
DECEMBER 31, 1998   1,629,357  $ 4,684,000 $ (18,000)  $10,591,000  $ 15,257,000
                  ===========  =========== =========   ===========  ============


See notes to consolidated financial statements.

SARATOGA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                           1998          1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                             $ 1,948,000   $ 1,596,000   $ 1,101,000
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
    Provision (credit) for credit losses   136,000          -         (150,000)
    Depreciation and amortization          244,000       179,000       170,000
    Gain on sale of other real estate
      owned                                   -           (7,000)         -
    Gain on sale of leased assets          (12,000)         -          (22,000)
    Net (gain) loss  on sale of
      investments                         (154,000)      (34,000)        4,000
    Deferred income taxes                   22,000      (158,000)      (86,000)
    Valuation allowance - other real
      estate owned                            -             -          (50,000)
    Change in accrued interest
      receivable and other assets          (49,000)     (198,000)     (233,000)
    Change in deferred loan fees           (33,000)        1,000        16,000
    Change in accrued interest
      payable and other liabilities       (120,000)      722,000      (216,000)
                                       -----------   -----------   -----------
    Net  cash provided by operating
      activities                         1,982,000     2,101,000       534,000
                                       -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities
  available for sale                   (21,063,000)  (20,205,000)  (14,065,000)
Purchases of securities
  held to maturity                      (4,935,000)  (19,256,000)   (6,080,000)
Proceeds from maturities of securities
  available for sale                     7,856,000    18,933,000     6,993,000
Proceeds from maturities of securities
  held to maturity                       7,032,000    12,315,000     4,170,000
Proceeds from sale of securities
  available for sale                    18,642,000     2,923,000     2,496,000
Purchase of interest bearing deposits     (300,000)   (1,489,000)         -
Proceeds from maturity of interest-
  bearing deposits in other banks             -             -          200,000
Net increase in loans                  (10,763,000)  (11,105,000)  (15,142,000)
Purchases of premises and equipment       (520,000)      (36,000)     (450,000)
Proceeds from sale of premises and
  equipment                                 12,000          -          134,000
Proceeds from sale of other real
  estate owned                                -        1,321,000       652,000
Purchase of life insurance policies     (3,953,000)         -             -
                                      ------------  ------------  ------------
Net cash used in investing activities   (7,992,000)  (16,599,000)  (21,092,000)
                                      ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                12,369,000     1,602,000    14,495,000
Net increase in federal funds
  purchased                                   -          500,000          -
Net (decrease)increase in other
  borrowings                              (287,000)    4,783,000     6,114,000
Issuance of common stock                    43,000       244,000        34,000
Repurchase of common stock                (100,000)         -             -
Payment of cash dividends                 (276,000)     (214,000)     (181,000)
                                      ------------  ------------  ------------
Net cash provided by financing
  activities                            11,749,000     6,915,000    20,462,000
                                      ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH
  AND EQUIVALENTS                        5,739,000    (7,583,000)      (96,000)
          CASH AND EQUIVALENTS,       ------------  ------------  ------------
             BEGINNING OF YEAR          15,260,000    22,843,000    22,939,000
          CASH AND EQUIVALENTS,       ------------  ------------  ------------
             END OF YEAR              $ 20,999,000   $15,260,000  $ 22,843,000
                                      ============  ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION -
  Cash paid during the year for:
     Interest                         $  4,332,000   $ 4,212,000   $ 3,518,000
     Income taxes                     $  1,390,000   $   541,000   $   923,000

See notes to consolidated financial statements.

SARATOGA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


1.     SIGNIFICANT  ACCOUNTING  POLICIES

       The accounting and reporting policies of Saratoga Bancorp and subsidiary conform to generally accepted accounting principles and prevailing practices within the banking industry.

       Business - Saratoga Bancorp ("the Company") is a registered bank holding company whose principal asset (and only subsidiary) is the common stock of Saratoga National Bank (the "Bank"). It has been in business since 1982 and has three branches.The Bank conducts commercial and retail banking business, which includes accepting demand, savings and time deposits and making commercial, real estate and consumer loans. It also offers installment note collections, issues cashier's checks, sells travelers checks and provides other customary banking services.

       Consolidation - The consolidated financial statements include Saratoga Bancorp and its wholly-owned subsidiary, Saratoga National Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

       Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses as of the dates and for the periods presented. A signifiant estimate included in the accompanying financial statements is the allowance for loan losses. Actual results could differ from those estimates.

       Cash Equivalents - The Bank considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

       Securities - The Company classifies its securities into two categories, securities available for sale and held to maturity, at the time of purchase. Securities available for sale are measured at market value with a corresponding recognition of the net unrealized holding gain or loss as a separate component of shareholders' equity, net of income taxes, until realized. Securities held to maturity are measured at amortized cost based on the Company's positive intent and ability to hold the securities to maturity. Premiums and discounts are recognized
       in interest income using   the interest method over the period of
        maturity.

       Gains and losses on sales of securities are computed on a specific identification basis.

       Loans - Loans are stated at the principal amount outstanding less allowance for credit losses and deferred loan fees. Interest on loans is credited to income as earned. The accrual of interest is discontinued and any accrued and unpaid interest is reversed when the payment of principal or interest is 90 days past due unless the amount is well secured and in the process of collection. Income on nonaccrual loans is recognized only to the extent that cash is received and where the future collection of principal is probable.

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

       Accounting  for Impaired Loans -  A loan is considered impaired when it
       is probable that interest and   principal will not be collected according
       to the contractual terms of the loan agreement. Impaired loans are required to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Income recognition on impaired loans is consistent with the policy for income recognition on nonaccrual loans described above. The Bank had no impaired loans as of December 31, 1998 or 1997.

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

       Other Real Estate Owned - Other real estate owned is carried at the lower of cost or fair value less estimated costs to sell. When the property is acquired through foreclosure, any excess of the related loan balance over its estimated fair value less estimated costs to sell is charged to the allowance for credit losses. Costs of maintaining other real estate owned and any subsequent declines in the estimated fair value are charged to other expenses.

       Income taxes - Income taxes are provided using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

       Earnings Per Share - Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share reflects the potential dilution if securities or other contracts to issue common stock are exercised or converted into common stock. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock options.

       The weighted average shares used in computing earnings per share are as follows:

                                                Years ended December 31,
                                              1998        1997         1996
       Weighted average shares used in computing:
       Basic earnings per share             1,644,000   1,573,000    1,551,000

       Diluted potential common shares
        from exercise of stock options,
        using the treasury stock method       178,000     155,000      175,000
                                            ---------   ---------    ---------
       Diluted earnings per share           1,822,000   1,728,000    1,726,000


       Stock split - On March 27, 1998 the Board of Directors declared a 3-for-2 stock split, which was distributed on May 1, 1998 to shareholders of record as of April 15, 1998. All share and per share data have been retroactively adjusted to reflect the stock split.

       Stock-based awards - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

       Comprehensive income - In 1998 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from nonowner sources. The adoption of this Statement resulted in a change in financial statement presentation but did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

       Segment Reporting - In 1998 the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers.
       Management has determined that since all of the commercial banking products and services offered by the Bank are available in each branch of the Bank, all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank's operations into a single operating segment.

       Derivative Instruments - Effective July 1, 1998 the Company adopted SFAS No. 133, " Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. In connection with the adoption of SFAS 133 the Company reclassified certain securities with an amortized cost of $19,751,000 and a fair value of $19,967,000 from held-to-maturity to available-for-sale. Adoption of this statement did not have any other impact on the Company's consolidated financial position and had no impact on the Company's results of operations or cash flows.


2.     CASH  AND  DUE  FROM  BANKS

       At December 31, 1998, aggregate reserves (in the form of deposits with the Federal Reserve Bank) of $1,151,000 were maintained, which satisfied federal regulatory requirements to maintain certain average reserve balances.

3.     SECURITIES

       The amortized cost and approximate fair values of securities at December 31 are as follows:

                                                1998

                                           Gross      Gross
                             Amortized  Unrealized  Unrealized       Fair
                               Cost        Gains      Losses         Value
       AVAILABLE FOR SALE
       U. S. Treasury and
         agency securities $14,890,000  $ 117,000 $   (35,000)    $14,972,000
       Mortgage-backed
         securities         10,665,000     26,000     (34,000)     10,657,000
       Governmental mutual
         fund                3,128,000       -       (103,000)      3,025,000
       Federal Home Loan
         Bank Stock          2,007,000       -           -          2,007,000
       Bankers Bank Stock      150,000       -           -            150,000
                          ------------  --------- ------------    -----------
       Total               $30,840,000  $ 143,000 $  (172,000)    $30,811,000
                           ===========  ========= ===========     ===========
       HELD TO MATURITY
       Obligations of
        states and
        political
        subdivisions         9,214,000    175,000      (5,000)     $9,384,000
      Federal Reserve
        Bank Stock              90,000       -           -             90,000
                          ------------  --------- -----------      ----------
      Total                $ 9,304,000  $ 175,000 $    (5,000)     $9,474,000
                           ===========  =========  ==========      ==========

                                                 1997

                                            Gross      Gross
                            Amortized    Unrealized Unrealized       Fair
                              Cost          Gains     Losses         Value
       AVAILABLE FOR SALE
       U. S. Treasury and
        agency securities  $11,228,000  $   27,000 $ (103,000)    $11,152,000
       Governmental mutual
        fund                 3,128,000        -      (110,000)      3,018,000
       Federal Home Loan
        Bank Stock           1,864,000        -          -          1,864,000
       Bankers Bank Stock      150,000        -          -            150,000
                           -----------  ---------- ----------     -----------
       Total               $16,370,000  $   27,000 $ (213,000)    $16,184,000
                           ===========  ========== ==========     ===========

       HELD TO MATURITY
       U. S. Treasury and
        agency securities  $10,879,000  $   94,000 $ (128,000)    $10,845,000
       Mortgage-backed
        securities          15,024,000     128,000    (28,000)     15,124,000
       Obligations of
        states and
        political
        subdivisions         5,159,000      75,000       -          5,234,000
       Federal Reserve
        Bank Stock              90,000        -          -             90,000
                          ------------  ---------- -----------    -----------
       Total               $31,152,000  $  297,000 $ (156,000)    $31,293,000
                           ===========  ========== ==========     ===========

         The scheduled maturities of securities (other than equity securities) available for sale and held to maturity at December 31, 1998, were as follows:

                                Available for Sale        Held to Maturity
                               Amortized      Fair     Amortized      Fair
                                 Cost         Value       Cost        Value
Due in one year or less     $    18,000  $    18,000 $   450,000  $  455,000
Due after one year
 through five years           8,866,000    8,913,000   1,902,000    1,952,000
Due after five years through
  ten years                   1,000,000    1,000,000   1,418,000    1,467,000
Due after ten years           5,006,000    5,041,000   5,444,000    5,510,000
Mortgage-backed securities   10,665,000   10,657,000        -            -
Governmental mutual fund      3,128,000    3,025,000        -            -
                            -----------  -----------  -----------  ----------
Total                       $28,683,000  $28,654,000  $ 9,214,000  $ 9,384,000
                            ===========  ===========  ===========  ===========

          Mortgage-backed securities generally have stated maturities of four to fifteen years, but are subject to substantial prepayments which effectively accelerate actual maturities. The Company's investment in governmental mutual funds has no fixed maturity. At December 31, 1998 investments with an amortized cost of $35,544,000 were pledged to secure public and certain other deposits as required by law or contract.

          Sales of securities resulted in gross realized gains of $154,000 for 1998, ($69,000 in 1997 and $1,000 in 1996) and gross realized losses of $35,000 in 1997 and $5,000 in 1996. There were no realized losses in 1998.

          In connection with the adoption of SFAS 133 in 1998, the Company reclassified certain securities with an amortized cost of $19,751,000 and a fair value of $19,967,000 from held-to-maturity to available-for-sale. Included in such reclassification were certain securities that were previously transferred from available-for-sale to held-to-maturity in 1994. The net unrealized loss at the date of the transfer in 1994 was being amortized over the remaining lives of the investments and totaled $135,000 at December 31, 1997.

            4.   LOANS  AND  ALLOWANCES  FOR  CREDIT  LOSSES

            Loans at December 31, are comprised of the following:
                                                        1998           1997
            Real estate:
              Construction                          $19,623,000    $ 8,945,000
              Other                                  33,452,000     29,100,000
            Commercial                               18,738,000     21,282,000
            Installment                               1,192,000      1,548,000
            Lease financing                           2,119,000      3,656,000
            Unearned income on lease financing         (269,000)      (441,000)
                                                    -----------    -----------
            Total loans                              74,855,000     64,090,000
            Deferred loans fees                        (292,000)      (325,000)
                                                    -----------    -----------
            Loans, net of deferred loan fees        $74,563,000    $63,765,000
                                                    ===========    ===========


            The activity in the allowance for credit losses is summarized as follows:

                                                1998        1997        1996
            Balance, beginning of year        $578,000    $628,000    $776,000
            Provision charged (credited)
              to expense                       136,000        -       (150,000)
            Write-offs                         (65,000)   (115,000)    (39,000)
            Recoveries                          67,000      65,000      41,000
                                              --------    --------    --------
            Balance, end of year              $716,000    $578,000    $628,000
                                              ========    ========    ========

          There were no nonaccrual loans at December 31, 1998 or 1996 ($360,000 at December 31, 1997). The reduction in interest income
          associated with these loans in 1997 was $13,000.   Interest income
          recognized on such loans in 1997 was $26,000.

          5.     PREMISES  AND  EQUIPMENT

            Premises and equipment at December 31, are comprised of the following:

                                                1998           1997
            Land                                  $     948,000  $     948,000
            Building and leasehold improvements       1,197,000      1,194,000
            Furniture and equipment                   1,028,000        982,000
            Leased equipment                            836,000        365,000
                                                  -------------  -------------
            Total                                     4,009,000      3,489,000
            Accumulated depreciation and
              amortization                           (1,741,000)    (1,497,000)
                                                  -------------  -------------
            Premises and equipment, net           $   2,268,000  $   1,992,000
                                                  =============  =============

            The Company's San Jose and Los Gatos branches are leased under noncancellable operating leases which expire in 1999 and 2003, respectively. The Bank has renewal options with adjustments to the lease payments based on changes in the consumer price index. Future minimum annual lease payments are as follows:

            1999      $    253,000
            2000            77,000
            2001            77,000
            2002            77,000
            2003            13,000
                      ------------
            Total     $    497,000
                      ============

            Rental expense under operating leases was $239,000 in 1998, $227,000 in 1997 and $236,000 in 1996.

          6.     OTHER  REAL  ESTATE  OWNED

            There was no other real estate owned at December 31, 1998 or 1997.
          The net cost of operation of other real estate owned is as follows:
                                                  1998        1997       1996
            Decreases in valuation allowance
              to reflect increases in estimated
              fair value                        $  -       $   -      $ 50,000
            Net holding costs                    (4,000)    (59,000)   (55,000)
                                                -------    --------   --------
            Total                               $(4,000)   $(59,000)  $ (5,000)
                                                =======    ========   ========

          7.     DEPOSITS

            The aggregate amount of short-term jumbo time deposits, each with a minimun denomination of $100,000, was approximately $22,780,000 and 13,773,000 in 1998 and 1997, respectively.

            At December 31, 1998, the scheduled maturities of all time deposits are as follows:

                               Year ending
                              December 31,

                           1999             32,766,000
                           2000              2,870,000
                           2001              1,888,000
                           2002                197,000
                           2003                 79,000
                           2004                100,000
                                           $37,900,000
                                           ===========

          8.       OTHER BORROWINGS

            At December 31, 1998, the Company had borrowings from the Federal Home Loan Bank ($22,672,000) and the U.S. Treasury ($25,000) bearing interest at 5.59% to 6.74%. The borrowings are secured by U.S. Government and Agency securities and are due as follows:

                           1999           $      25,000
                           2000               2,000,000
                           2001               9,115,000
                           2002                 746,000
                           2003               2,661,000
                           Thereafter         8,150,000
                                          $  22,697,000
                                          =============

         9.      INCOME TAXES

            The provision for income taxes is comprised of the following:

                                            Years Ended December 31,

                                          1998          1997        1996
            Current:
              Federal                $   745,000   $   896,000   $478,000
              State                      298,000       238,000    167,000
            Total current              1,043,000     1,134,000    645,000

            Deferred:
              Federal                     31,000      (168,000)   (75,000)
              State                       (9,000)       10,000    (11,000)
            Total deferred                22,000      (158,000)   (86,000)

            Total                    $ 1,065,000   $   976,000   $559,000
                                     ===========   ============   ========

            The effective tax rate differs from the federal statutory rate as follows:

                                             Years Ended December 31,
                                                    1998       1997      1996
            Federal statutory rate                   35.0%     35.0%     35.0%
            State income tax, net of federal effect   6.3       6.3       6.2
            Tax exempt income                        (3.3)     (2.8)     (3.1)
            Officer's life insurance                 (0.7)       -         -
            Other, net                               (1.9)     (0.5)     (4.4)
                                                     -----     -----     -----
            Total                                    35.4%     38.0%     33.7%
                                                     =====     =====     =====


            The Company's net deferred tax asset at December 31 is as follows:

                                                          1998          1997
            Deferred tax assets:
              Provision for credit losses             $  190,000    $  132,000
              Deferred compensation                      175,000       133,000
              Unrealized loss on investments
                 available for sale                       11,000       122,000
              State income taxes                          80,000        72,000
              Depreciation & amortization                   -           43,000
              Deferred gain on other real estate owned    28,000        29,000
              Deferred rent                               11,000        24,000
                                                       ---------    ----------
              Total deferred assets                      495,000       555,000
                                                       ---------    ----------
            Deferred tax liabilities:
              Federal Home Loan Bank stock               (51,000)      (69,000)
            Depreciation & amortization                  (85,000)         -
            Other                                        (38,000)      (32,000)
                                                       ---------    ----------
            Total deferred liabilities                  (174,000)     (101,000)
                                                       ---------    ----------
            Net deferred tax asset                     $ 321,000    $  454,000
                                                       =========    ==========

            There was no valuation allowance at December 31, 1998 and 1997.

          10.    STOCK  OPTION  PLANS

          The Company's stock option plans authorize the issuance to employees officers and directors of incentive and nonstatutory options to purchase common stock.

          The Company's 1982 Amended Stock Option Plan (the "1982 Plan") expired on October 26, 1992, therefore, no options were granted by the Company during 1996, 1997 or 1998 under the 1982 Plan. Prior to expiration of the 1982 Plan, options were granted to key officers and employees of the Company and its subsidiary. Options granted under the 1982 Plan were either incentive options or nonstatutory options and became exercisable in accordance with a vesting schedule established at the time of grant. Vesting may not extend beyond ten years from the date of grant. Upon a change in control of the Company, all outstanding options under the 1982 Plan will become fully vested and exercisable. Options granted under the 1982 Plan are adjusted to protect against dilution in the event of certain changes in the Company's capitalization, including stock splits and stock dividends.

          The Company's 1994 Stock Option Plan (the "1994 Plan") is substantially similar to the 1982 Plan regarding provisions related to option grants, vesting and dilution. Upon a change in control, options do not become fully vested and exercisable, but may be assumed or equivalent options may be substituted by a successor corporation.

          Option activity is summarized as follows:

                                                         Outstanding Options
                                                                      Weighted
                                                                      Average
                                                       Number of      Exercise
                                                        Shares          Price
         Balances, January 1, 1996                      439,087           4.09

          Granted (weighted average value of  $1.29)      6,750           6.78
          Exercised                                      (8,130)          4.21
          Canceled                                      (37,284)          4.73
                                                        -------          -----
         Balances,  December 31, 1996                   400,423           4.08
           (368,592 exercisable at weighted average
            price of $3.93)

          Exercised                                     (92,781)          2.97
          Canceled                                       (3,075)          5.41
                                                        -------          -----
         Balances,  December 31, 1997                   304,567           4.41
           (294,199 exercisable at weighted average
            price of $4.17)

          Granted (weighted average value of $2.95)      82,500          15.80
          Exercised                                      (8,790)          4.89
                                                        -------          -----
        Balances,  December 31, 1998                    378,277          $6.91
          (294,787 exercisable at weighted average      =======          =====
           price of $4.44)


        Additional information regarding options outstanding at December 31, 1998 is as follows:

                          Options Outstanding              Options Exercisable
                          -------------------              -------------------
                                     Weighted
                                      Average
                                     Remaining
                                       Cont-   Weighted               Weighted
             Range of                 ractual   Average                Average
             Exercise        Number    Life    Exercise    Number      Exercise
              Prices      Outstanding (years)   Price    Exercisable     Price
        $  3.93  -  4.25    211,741     4.3     $4.17     211,741        4.17
           4.50  -  5.63     72,375     3.1      4.83      72,375        4.83
           6.11  -  8.17     11,661     3.5      6.64      10,671        6.50
          14.31  - 16.88     82,500     9.5     15.80        -            -
        --------------------------------------------------------------------
        $  3.93  - 16.88    378,277     5.2    $ 6.91     294,787        4.42
        =====================================================================




         At December 31, 1998, 112,421 shares are available for future grant.

         The Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpertations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

         SFAS No. 123, "Accounting for Stock-Based Compensation" requires the disclosure of proforma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair valur of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferrable options without vesting restriction, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercice, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 114 months; stock volatility, 19% in 1996 and 26.67% in 1998, risk free interest rates, 5.547%, 5.451% and 4.718% in 1998 and 6.54% and 6.68% in 1996, and
         a dividend yield of 5.50% as they occur. If the computed fair values of the 1998 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows:

                                                Years ended December 31,
                                           1998           1997          1996
         Pro forma net income          $1,759,000     $1,587,000     $1,090,000

         Pro forma earnings per share:
              Basic                    $1.07          $1.01          $0.70
              Diluted                  $0.97          $0.92          $0.63

        The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculations shown above. Accordingly, the 1998, 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

        11.     RETIREMENT PLAN

        During 1998 the Company established a defined contribution retirement plan for the benefit of the directors and certain executive officers of the Company and, in connection with establishing the Plan, purchased single premium life insurance policies for each participant. Contributions to the plan are based on the excess of increases in the cash surrender values of the insurance policies over a specified rate, and such contributions continue until the death of the participant.
        The Company accrued pension expense related to the Plan of approximately $70,000 in 1998. The cash surrender value of the related life insurance policies totaled $3,953,000 at December 31, 1998 and is included in other assets.

        12.    COMMITMENTS  AND  CONTINGENT  LIABILITIES

        The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments of $22,533,000 and standby letters of credit of $660,000 at December 31, 1998. The Bank's exposure to credit loss is limited to amounts funded or drawn; however, at December 31, 1998, no losses are anticipated as a result of these commitments.

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

        Officers of the Company have severance agreements which provide, in the event of a change in control meeting certain criteria, severance payments based on a multiple of their current compensation. At December 31, 1998, these payments would have aggregated up to $372,000.

        13.    LOAN  CONCENTRATIONS

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

        The composition of the loan portfolio at December 31, 1998 and 1997 is summarized in the following table.

                                        1998       1997
        Real estate:
         Construction:
          Single family construction     21%        11%
          Land Development                5          3
          Other                          45         46
        Commerical                       27         38
        Installment                       2          2
                                        ----       ----
                                        100%       100%
                                        ====       ====

        14.    DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of he amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts.

        The following table presents the carrying amount and estimated fair value of certain assets and liabilities of the Company at December 31, 1998 and 1997. The carrying amounts reported in the consolidated balance sheets approximate fair value for the following financial instruments: cash and due from banks, federal funds sold, interest bearing deposits in other banks, demand and savings deposits, federal funds purchased and other borrowings (See Note 3 for information regarding securities).


        December 31, 1998
                                            Carrying          Estimated Fair
                                             Amount               Value
        Loans, net                         $74,847,000         $74,256,000
        Time deposits                      $37,900,000         $38,434,000


        December 31, 1997
                                            Carrying          Estimated Fair
                                             Amount               Value
        Loans, net                         $63,187,000         $62,284,000
        Time deposits                      $28,709,000         $28,644,000

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

        Commitments to extend credit and standby letters of credit

        Commitments to extend credit and standby letters of credit are issued in the normal course of business by the Bank. Commitments to extend credit are issued with variable interest rates tied to market interest rates at the time the commitments are funded and the amount of the commitments equal their fair value. Standby letters of credit are supported by commitments to extend credit with variable interest rates tied to market interest rates at the time the commitments are funded and the amount of standby letters of credit equals their fair value.


        15.    REGULATORY  MATTERS

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

        As of December 31, 1998, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

        The following table shows the Company's and the Bank's capital ratios at
        December 31, 1998 and 1997 as well as the minimum capital ratios required to be deemed "well capitalized" under the regulatory framework.
                                                                 To Be Well
                                                             Capitalized Under
                   Bancorp     Bank Only      For Capital    Prompt Corrective
                   Actual       Actual     Adequacy Purposes: Action Provisions:
              Amount   Ratio Amount     Ratio Amount    Ratio Amount     Ratio
As of December
  31, 1998
 Total Capital
   (to Risk
   Weighted
    Assets)$15,973,000 16.8%$15,553,000 16.4%>$7,575,000>8.00%>$9,469,000>10.0%
 Tier I Capital
  (to Risk
  Weighted
  Assets)  $15,257,000 16.0%$14,837,000 15.7%>$3,788,000>4.00%>$5,681,000> 6.0%
 Tier I Capital
  (to Average
   Assets) $15,257,000 11.0%$14,837,000 10.7%>$5,536,000>4.00%>$6,920,000> 5.0%

As of December
  31, 1997
 Total Capital
   (to Risk
  Weighted
  Assets)  $14,183,000 18.1%$13,266,000 17.0%>$6,232,000>8.00%>$7,790,000>10.0%
 Tier I Capital
  (to Risk
  Weighted
  Assets)  $13,605,000 17.4%$12,688,000 16.3%>$3,116,000>4.00%>$4,716,000> 6.0%
 Tier I Capital
  (to Average
   Assets) $13,605,000 10.9%$12,688,000 10.2%>$4,989,000>4.00%>$6,236,000> 5.0%

        16.    CONDENSED FINANCIAL INFORMATION OF SARATOGA BANCORP (PARENT ONLY)

        The condensed financial statements of Saratoga Bancorp are as follows:

        CONDENSED BALANCE SHEETS

                                                            December 31,
                                                         1998          1997
          ASSETS:
           Cash-interest bearing account with Bank $      6,000  $     185,000
           Real estate loans                            536,000        660,000
           Investment in Bank                        14,837,000     12,688,000
           Other assets                                  24,000         79,000
                                                    -----------   ------------
           Total                                   $ 15,403,000  $  13,612,000
                                                   ============   ============

           LIABILITIES AND SHAREHOLDERS' EQUITY
            Other liabilities                      $    146,000  $       7,000
            Common stock                              4,684,000      4,705,000
            Retained earnings                        10,591,000      9,099,000
            Accumulated other comphrehensive income     (18,000)      (199,000)
                                                   ------------  -------------
            Total                                  $ 15,403,000  $  13,612,000

                                                   ============  =============


            CONDENSED INCOME STATEMENTS
                                              Years Ended December 31,
                                      ------------------------------------------
                                           1998           1997         1996
            Interest income          $     71,000   $       73,000 $     26,000
            Dividend from subsidiary         -                -         861,000
            Other expenses               (104,000)         (53,000)     (50,000)
                                     -------------  -------------- -------------
            Income (loss) before
             income taxes and
             equity in undistributed
             net income of Bank           (33,000)          20,000      837,000
            Income tax (expense)
             benefit                       13,000           (7,000)       9,000
                                     -------------  --------------- ------------
            Income(loss) before
             equity in undistributed
             net income of Bank           (20,000)           13,000     846,000
            Equity in undistributed
             net income of Bank         1,968,000         1,583,000     255,000
                                    -------------  ---------------- ------------
            Net income                  1,948,000         1,596,000   1,101,000
            Other comprehensive income    181,000            27,000     (59,000)
                                     -------------  --------------- ------------
            Comprehensive income       $2,129,000        $1,623,000  $1,042,000
                                       ==========   ===============  ==========

            CONDENSED STATEMENTS OF CASH FLOWS

                                                 Years ended December 31,
                                           1998           1997         1996
          Cash flows from operating
            activities:
              Net income               $ 1,948,000   $ 1,596,000   $ 1,101,000
              Adjustments to reconcile
                net income to net cash
                provided by (used in)
                operating activities:
                Equity in undistributed
                 net income of Bank     (1,968,000)   (1,583,000)     (255,000)
                Change in other assets      55,000       (71,000)       19,000
                Change in other
                 liabilities               139,000         7,000        (1,000)
                                       -----------    ----------   -----------
            Net cash provided by
             (used in) operating
             activities                    174,000       (51,000)      864,000
            Cash flows from investing
             activities -
             Net change in loans           124,000       104,000      (764,000)
                                       -----------    ----------   -----------
            Cash flows from financing
             activities:
             Cash dividend                (276,000)     (214,000)     (181,000)
             Issuance of common stock       43,000       244,000        34,000
             Repurchase of common stock   (244,000)         -             -
                                       -----------   -----------   -----------
            Net cash provided by
             (used in) financing
             activities                   (477,000)       30,000      (147,000)
                                       -----------   -----------   -----------
            Net increase (decrease)
             in cash                      (179,000)       83,000       (47,000)

            Cash, beginning of year        185,000       102,000       149,000
                                       -----------   -----------   -----------
            Cash, end of year          $     6,000   $   185,000   $   102,000
                                       ===========   ===========   ===========

       The ability of the Company to pay future dividends will largely depend upon the dividends paid to it by the Bank. Under federal law regulating national banks, dividends declared by the Bank in any calendar year may not exceed the lesser of its undistributed net income for the most recent three fiscal years or its retained earnings. As of December 31, 1998, the amount available for distribution from the Bank to the Company was approximately $3,974,000, subject to approval by the Office of the Comptroller of the Currency. The Bank is also restricted as to the amount and form of loans, advances or other transfers of funds or other assets to the Company.


                           * * * * *

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
                           Not applicable.

                       PART III

     Item 10. Directors and Executive Officers of the Registrant.
     The information required hereunder is incorporated by reference from the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

     Item 11. Executive Compensation.
     The information required hereunder is incorporated by reference from the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

     Item 12. Security Ownership of Certain Beneficial Owners and Management. The information required hereunder is incorporated by reference from the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

     Item 13. Certain Relationships and Related Transactions.
     The information required hereunder is incorporated by reference from the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

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

   * (10.5) Bank of the West Master Profit Sharing and Savings Plan and Amendment, amended as of March, 1990 are incorporated by reference herein to Exhibit 10.5 of Registrant's Annual
                Report on Form 10-K for the fiscal year ended December 31, 1990, as filed with the Securities and Exchange Commission on March 20, 1991.

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

    *(10.9) Saratoga Bancorp 1994 Stock Option Plan dated March 18,1994 is incorporated by referencce herein to Appendix A of Proxy Statement dated April 19, 1994 filed as with the Securities and Exchange Commission on April 27, 1994.

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


         (b)        Reports on Form 8-K

              On October 2, 1998, Registrant filed a Current Report on Form 8-K, dated September 18, 1998 reporting under Item 5 (Other Events) a ten cent ($0.10) cash dividend on outstanding shares of common stock of Saratoga Bancorp, to be payable on November 6, 1998, to shareholders of record at the close of business on October 23, 1998.


              On December 10, 1998, Registrant filed a Current report on Form 8-K under Item 5, Other Events, announcing the Company's intent to repurchase an amount of its outstanding shares which aggregated with its prior repurchases during the preceding 12 months would not exceed 10% of its consolidated net worth.

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

                          March 26, 1999
                     Date_____________________________



                         MARY PAGE ROURKE
                      By_______________________________
                          Mary Page-Rourke, Treasurer
                          (Principal Financial and
                           Accounting Officer)

                           March 26, 1999
                      Date_____________________________

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Name                           Title                        Date

VICTOR ABOUKHATER                                       March 26, 1999
__________________            Director                  _______________
Victor Aboukhater

ROBERT G. EGAN                                          March 26, 1999
__________________           Director                   _______________
Robert G. Egan

WILLIAM D. KRON                                         March 26, 1999
__________________           Director                   _______________
William D. Kron

JOHN F. LYNCH III                                       March 26, 1999
__________________           Director                   _______________
John F. Lynch III

V. RONALD MANCUSO                                       March 26, 1999
__________________            Director                 _______________
V. Ronald Mancuso


RICHARD L. MOUNT      Chairman of the Board            March 26, 1999
__________________    President and Director           _______________
Richard L. Mount      (Principal Executive Officer)

MARY PAGE ROURKE                                       March 26, 1999
__________________            Treasurer                _______________
Mary Page-Rourke       (Principal Financial and
                        Accounting Officer)

                   INDEX TO EXHIBITS
                                                                 Sequentially
                                                                   Numbered
Number                      Exhibits                                 Page

27.1              Financial Data Schedule                              66
23.1              Independent Auditors' Consent                        67





Exhibit 23.1








INDEPENDENT AUDITORS CONSENT

We consent to the incorporation by reference in Registration Statement No. 33-34674 of Saratoga Bancorp on Form S-8 of our report dated January 22, 1999, appearing in the Annual Report on Form 10-K of Saratoga Bancorp for the year ended December 31, 1998.


DELOITTE & TOUCHE

San Jose, California
March 26, 1999