Form 10-K/A
period 1998-12-31
SARATOGA BANCORP
filed 1999-04-30
CIK 702700

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

     Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of Saratoga Bancorp on March 31, 1999 was $21,216,622.

As of March 31, 1999, Saratoga Bancorp had 1,594,788 shares of common stock outstanding.

Portions of the Registrant's Definitive Proxy Statement dated April 22, 1999 are incorporated into Part III, Items 10 through 13.






                    Exhibit Index is on page 5.


                        Page 1 of 17 pages

                     Saratoga Bancorp
             Amendment to Items 10 through 13
           of Form 10-K filed on March 29, 1999


     The Registrant hereby amends Items 10, 11,12 and 13 of the Registrant's Form 10-K filed with the Securities and Exchange commission on March 29, 1999 by attaching certain portions of its Definitive Proxy Statement dated April 22,
1999 (the "Definitive Proxy Statement").


PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this item is set forth on pages 4 through 6 of the Definitive Proxy Statement, copies of which pages are attached hereto and incorporated herein by reference.

Item 11.  Executive Compensation

     The information required by this item is set forth on page1 7 through 10 of the Definitive Proxy Statement, copies of which pages are attached hereto and incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     The information required by this Item is set forth on pages 2 through 3 of the Definitive Proxy Statement, copies of which pages are attached hereto and incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information required by this Item is set forth on page 11 of the Definitive Proxy Statement, a copy of which page is attached hereto and incorporated herein by reference.

                          PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)   (99.9)  The Registrant's Definitive proxy Statement
                  dated April 22, 1999.

                              SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          SARATOGA BANCORP




Date: April 30, 1999     RICHARD L. MOUNT
                         Richard L. Mount, President
                         (Principal Executive Officer)



Date: April 30, 1999     MARY PAGE ROURKE
                         Mary Page Rourke, Treasurer
                         (Principal Financial and
                          Accounting Officer)

                      INDEX TO EXHIBITS

                                                    Sequentially
Number                   Exhibits                   Numbered Page


 99.1      The Registrant's Definitive proxy
           Statement dated April 22, 1999, which
           is furnished for the information of
           the Securities and Exchange Commission
           and, except for those portions which
           are expressly incorporated by reference
           in this filing, is not to be deemed
           "filed" as part of this filing.              6 - 17