Form 10-Q
period 1999-03-31
SARATOGA BANCORP
filed 1999-05-17
CIK 702700

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999 or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


       CLASS           SHARES OUTSTANDING AT APRIL 16, 1999
   Common Stock                     1,586,588

            The Index to Exhibits appears on Page 22


                        Page 1 of 23 pages

                  PART I - FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

                 SARATOGA BANCORP AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS

                                    March 31,        December 31,
                                      1999               1998*
                                   (Unaudited)
ASSETS
Cash and due from banks           $  7,461,000     $  6,549,000
Federal funds sold                  14,300,000       14,450,000
Total cash and equivalents          21,761,000       20,999,000

Interest bearing deposits in
 other banks                         2,339,000        1,789,000
Securities available for sale       33,518,000       30,811,000
Securities held to maturity          9,307,000        9,304,000
Loans, net                          74,676,000       73,847,000
Premises and equipment               2,158,000        2,268,000
Other assets                         6,700,000        5,784,000

TOTAL ASSETS                      $150,459,000     $144,802,000
                                   ===========      ===========
LIABILITIES
Deposits:
  Non interest-bearing            $ 32,942,000     $ 27,460,000
  Interest-bearing                  78,401,000       75,955,000
Total deposits                     111,343,000      103,415,000
Federal funds purchased                 -             2,000,000
Other borrowings                    22,655,000       22,697,000
Accrued expenses and
  other liabilities                  1,664,000        1,433,000

TOTAL LIABILITIES                  135,662,000      129,545,000

SHAREHOLDERS' EQUITY
Common stock, no par value;
 Authorized: 20,000,000 shares;
 Issued and outstanding:
 1,594,788 shares at March 31,
 1999 and 1,629,357 shares at
 December 31, 1998                   4,533,000        4,684,000
Retained earnings                   10,413,000       10,591,000
Net unrealized loss on securities
 available for sale                   (149,000)         (18,000)

TOTAL SHAREHOLDERS' EQUITY          14,797,000       15,257,000
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY            $150,459,000     $144,802,000
                                   ===========      ===========

*Derived from the December 31, 1998 audited balance sheet included in the Company's 1998 Annual Report on Form 10-K.

See notes to consolidated condensed financial statements.

                     SARATOGA BANCORP AND SUBSIDIARY
    CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                             (Unaudited)


                                            Three Months Ended
                                                March 31,
                                          1999           1998
                                      ------------   ------------
INTEREST INCOME:
 Loans                                $ 1,749,000    $ 1,558,000
 Investment securities                    618,000        748,000
 Federal funds sold                       127,000        104,000
                                      -----------    -----------
Total interest income                   2,494,000      2,410,000
                                      -----------    -----------
INTEREST EXPENSE:
 Deposits                                 776,000        717,000
 Other                                    337,000        352,000
                                      -----------    -----------
Total interest expense                  1,113,000      1,069,000
                                      -----------    -----------
NET INTEREST INCOME BEFORE
 PROVISION FOR CREDIT LOSSES            1,381,000      1,341,000
Provision for credit losses                40,000         51,000
                                      -----------    -----------
Net interest income after
 provision for credit losses            1,341,000      1,290,000
Other income                              230,000        159,000
Other expenses                            825,000        776,000
                                      -----------    -----------
INCOME BEFORE INCOME TAXES                746,000        673,000
Provision for income taxes                276,000        256,000
                                      -----------    -----------
NET INCOME                            $   470,000    $   417,000
                                      -----------    -----------
OTHER COMPREHENSIVE INCOME,
 NET OF TAX:
Unrealized gains (losses) on
 securities                             ( 131,000)        24,000
                                      -----------    -----------
COMPREHENSIVE INCOME                  $   339,000    $   441,000
                                      ===========    ===========
EARNINGS PER SHARE:
  Basic                               $      0.29    $      0.25
                                      ===========    ===========
  Diluted                             $      0.26    $      0.23
                                      ===========    ===========

See notes to consolidated condensed financial statements.


                    SARATOGA BANCORP AND SUBSIDIARY
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                             Three Months Ended
                                                   March 31,
                                              1999          1998
OPERATIONS:
 Net income                              $    470,000   $   417,000
 Adjustments to reconcile net
   income to net cash provided
   by (used in)operating activities:
   Provision for credit losses                 40,000        51,000
   Depreciation and amortization               84,000        46,000
   Gain on sale of leased assets               33,000          -
   Other, net                                (685,000)     (304,000)
Net cash (used in)provided by
   operating activities                       (58,000)      210,000

INVESTING ACTIVITIES:
  Proceeds from maturities or sale of
    securities available for sale           2,335,000    10,077,000
  Proceeds from maturities of
    securities held to maturity                  -        2,199,000
  Purchase of securities available
    for sale                               (5,200,000)   (7,057,000)
  Purchase of securities held to
    maturity                                     -       (3,085,000)
  Net increase in interest bearing
    deposits iin other banks                 (550,000)         -
  Net (increase) decrease in loans           (869,000)    2,343,000
  Proceeds from sale of premises and
   equipment                                  350,000          -
  Purchases of premises and equipment        (333,000)         -
  Net cash (used in)provided by
  investing activities                     (4,267,000)    4,477,000
FINANCING ACTIVITIES:
  Net increase in deposits                  7,928,000     2,879,000
  Payment of cash dividends                  (160,000)     (110,000)
  Repurchase of common stock                 (674,000)         -
  Issuance of common stock                     35,000        13,000
  Net decrease in other
    borrowings                                (42,000)      (45,000)
  Decrease in federal funds purchased      (2,000,000)   (2,000,000)
  Net cash provided by financing
  activities                                5,087,000       737,000
NET INCREASE IN CASH AND EQUIVALENTS          762,000     5,424,000
  Cash and equivalents,
  Beginning of period                      20,999,000    15,260,000
  Cash and equivalents,end of period      $21,761,000   $20,684,000
                                          ===========   ===========

See notes to consolidated condensed financial statements.

               SARATOGA BANCORP AND SUBSIDIARY
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   QUARTERS ENDED MARCH 31, 1999 AND 1998

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

                                   Quarters ended March 31,
                                        1999        1998
Weighted average shares used
  in computing:

Basic earnings per share              1,609,000    1,639,000

Diluted potential common shares
  from exercise of stock options,
  using the treasury stock method      176,000       180,000

Diluted earnings per share           1,792,000     1,819,000

3. In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Management has determined that since all of the commercial banking products and services offered by the Bank are available in each branch of the Bank, all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank's operations into a single operating segment.

4.   Effective July 1, 1998, the Company adopted SFAS No. 133,

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

5. There was no cash paid for income taxes during the three months ended March 31, 1998. For the three months ended March 31, 1998, cash paid for income taxes was $566,000. During the three months ended March 31, 1999 and 1998, cash paid for interest was $1,126,000 and $1,050,000, respectively.

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

Summary of financial results

At March 31, 1999, total assets were $150,459,000, an increase of $5,657,000 (3.9%) from $144,802,000 at December 31, 1998.
Net loans increased $829,000 (1.1%) from $73,847,000 at
December 31, 1998 to $74,676,000 at March 31, 1999.  Total
deposits increased $7,928,000 (7.7%) from $103,415,000 at
year-end 1998 to $111,343,000 at March 31, 1999.

Net income for the first quarter of 1999 was $470,000 ($0.29 basic earnings per share, $0.26 diluted earnings per share) compared to $417,000 ($0.25 basic earnings per share, $0.23 diluted earnings per share) for the comparable period in 1998.

The increase in income resulted primarily from an increase in the volume of earning assets, offset in part by a decrease in the yield on earning assets and an increase in interest expense due to the increased volume of interest-bearing liabilities and other borrowings.

RESULTS OF OPERATIONS

FIRST QUARTER OF 1999 AND 1998

An analysis of the results of operations of the Company for the first quarter of 1999 compared to the first quarter of 1998 is presented below:

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of the Bank's earnings.
The components of net interest income are as follows:

                                   Three months ended March 31,

                               1999                        1998
                      Average           Average  Average           Average
                      Balance  Interest Yield(1) Balance  Interest Yield(1)
                                (In thousands, except percentages)
Assets:
Earning assets:
  Loans (2)          $ 75,735    $1,749  9.2%    $63,520   $1,558   9.8%
  Securities           43,803       618  5.6      48,065      748   6.2
  Federal funds sold   10,833       127  4.7       7,651      104   5.4
  Total interest
    earning assets    130,371     2,494  7.7     119,236    2,410   8.1
Cash and due from
  banks                 6,075                      4,862
Other assets (3)        7,219                      2,804
                     $143,665                   $126,902
                     ========                    =======
Liabilities and
  Shareholders'
  Equity:
Interest-bearing
  liabilities:
  Demand deposits    $ 40,683       290  2.9     $33,911       282  3.3
  Time deposits        37,706       486  5.2      32,831       435  5.3
  Other borrowings     22,753       337  5.9      22,986       352  6.1
  Total interest-
    bearing
    liabilities       101,142     1,113  4.4      89,728     1,069  4.8
Demand deposits        25,928                     21,878
Other liabilities       1,484                      1,508
Total liabilities     128,554                    113,114
Shareholders' equity   15,111                     13,788
                     $143,665                   $126,902
                     ========                    =======

Net interest income and margin(4)$1,381  4.2%               $1,341  4.5%
                                 ======                     ======

(1)  Annualized.
(2) Loan interest income includes loan fee income of $82,000 for the quarters ended March 31, 1999 and 1998.
(3) Other assets include the average allowance for credit losses of $731,000 and $606,000 and average deferred loan fees of $296,000 and $319,000 for the quarters ended March 31, 1999 and 1998, respectively.
(4) Net interest margin is computed by dividing net interest income by total average earnings assets.

Provision for credit losses

The Bank maintains an allowance for possible credit losses which is based, in part, on the Bank's historical loss experience, the impact of forecasted economic conditions within the Bank's market area, and, as applicable, the State of California, the value of the underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and
recoveries of previously charged-off loans.   During the first
quarter of 1999, the Bank provided $40,000 for the allowance for credit losses as compared to $51,000 for the first quarter of 1998. There were no loans charged-off in the first quarter of 1999 and 1998. There were no recoveries in the first quarter of 1999, compared to $12,000 in recoveries in the first quarter of 1998.

At March 31, 1999, the allowance for credit losses was $756,000 or 1.0% of total loans, compared to $716,000 or 0.96% at December 31, 1998. There were no nonaccrual loans at March
31, 1998 or December 31, 1998.

At March 31, 1999 and December 31, 1998, there were no loans past due 90 days or more as to principal or interest and still accruing interest. There were no loans at March 31, 1999 which were troubled debt restructurings as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." At March 31, 1999, there were three potential problem loans having a combined principal balance of $1,801,000 ($259,000 at December 31, 1998). Potential problem loans are loans which are generally current as to principal and interest but have been identified by the Company as potential problem loans due either to a decrease in the underlying value of the property securing the credit or some other deterioration in the creditworthiness of the borrower. The three loans identified as potential problem loans are secured by real estate and personal property.

There was no Other Real Estate Owned ("OREO") at March 31, 1999 or December 31, 1998.

Nonperforming loans and OREO are summarized below:

                            March 31, 1999   December 31, 1998
Nonperforming loans:
 Past due 90 days or more      $     -          $     -
 Nonaccrual                          -                -
   Total                             -                -
Other real estate owned              -                -
Total nonperforming loans and
 other real estate owned       $     -          $     -
                               ==========       ==========

Management is of the opinion that the allowance for credit losses is maintained at an adequate level for known and currently anticipated future risks inherent in the loan portfolio. However, the Bank's loan portfolio, which includes approximately $54,000,000 in real estate loans representing approximately 71% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Bank's market area were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and OREO and the level of the allowance for loan losses which could adversely affect the Company's and the Bank's future growth and profitability.

NONINTEREST INCOME

Other income consists of service charges on deposit accounts, income from assets acquired for lease and fees for other miscellaneous services. Total other income increased from $159,000 in the first quarter of 1998 to $230,000 in the first quarter of 1999. This increase is primarily attributable to an increase in rental income on leased assets of $37,000 and income from an increase in the cash surrender value of life insurance policies of $31,000.

NONINTEREST EXPENSE

Other expenses increased from $776,000 in the first quarter of 1998 to $825,000 in the first quarter of 1999. This increase is primarily attributable to an increase in deferrd compensation expense of $47,000.00. As a percentage of average earning assets, other expenses for the first quarter, on an annualized basis, were 2.5% and 2.8% in 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Bank manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. Liquid assets as a percentage of deposits were 52% at March 31, 1999 and December 31, 1998, respectively. In addition to cash and due from banks, liquid assets include Federal funds sold and securities available for sale. The Bank has $10.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.

Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the positions taken with respect to liquidity and interest rate sensitivity continue to be appropriate. The Bank also utilizes a monthly "Gap" report which identifies rate sensitivity over the short- and long-terms.


The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Company's earning assets and interest-bearing liabilities at March 31, 1999, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

Based on the contractual terms of its assets and liabilities, the Bank is currently liability sensitive in terms of its exposure to interest rates through the next five years. In other words, the Bank's liabilities reprice faster than its assets during the next five years.

DISTRIBUTION OF REPRICING OPPORTUNITIES
At March 31, 1999
(Dollars in thousands)

                              After Three After Six   After One
                   Within   Months But  Months But  Year But   After
                   Three    Within Six  Within One  Within     Five
                   Months     Months       Year     Five Years Years    Total
Federal funds
  sold            $14,300   $   -       $   -      $   -    $   -      $14,300
Interest bearing
 deposits in
 other banks          550     1,789         -          -        -        2,339
Municipal
  securities          200       250         -        1,902    6,865      9,217
U.S. Treasury
  and agency
  securities        2,986       -         1,367     10,276   16,505     31,134
FRB/FHLB stock       -          -          -          -       2,474      2,474
Loans              31,209     4,824       3,046     14,811   21,826     75,716

Total earning
  assets          $49,245   $ 6,863     $ 4,413    $26,989  $47,670   $135,180

Interest-bearing
  demand deposits $37,245   $   -       $   -      $   -    $   -       37,245
Savings deposits    4,277       -           -          -        -        4,277
Time certificates
  of deposit of
  $100,000 or more 13,153     3,984       3,250      2,318      100     22,805
Other time
  deposits          4,525     2,688       4,198      2,663      -       14,074
Other borrowings       25       -         2,000     12,510    8,121     22,656

Total interest-
  bearing
  liabilities     $59,225    $6,672     $ 9,448    $17,491  $ 8,221   $101,057

Interest rate
  sensitivity gap $(9,980)   $  191     $(5,035)   $ 9,498  $39,449   $ 34,123
                  =======   =======     =======    =======  =======    =======
Cumulative interest
  rate sensitivity
  gap             $(9,980)  $(9,789)   $(14,824)   $(5,326) $34,123
                  =======   =======    ========    =======  =======
Interest rate
  sensitivity gap
  ratio             0.83%     1.03%       0.47%      1.54%    5.80%

Cumulative interest
  rate sensitivity
  gap ratio         0.83%     0.85%       0.80%      0.94%    1.34%

The Company and the Bank are subject to capital adequacy guidelines issued by the Board of Governors of the Federal Reserve System (the "BGFRS") and the Office of the Comptroller of the Currency ("OCC"). The Company and the Bank are required to maintain total capital equal to at least 8% of assets and commitments to extend credit, weighted by risk, of which at least 4% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of loan loss reserves. Effective October 1, 1998, the BGFRS and other federal agencies approved including in Tier 2 capital up to 45% of the pretax net unrealized gains on certain available-for-sale equity securities having readily determinable fair values
(i.e. the excess, if any, of fair market value over the book value or historical cost of the investment security). The federal regulatory agencies reserve the right to exclude all or a portion of the unrealized gains upon a determination that the equity securities are not prudently valued. Unrealized gains and losses on other types of assets, such as bank premises and available-for-sale debt securities, are not included in Tier 2 capital, but may be taken into account in the evaluation of overall capital adequacy and net unrealized losses on available-for-sale equity securities will continue to be deducted from Tier 1 capital as a cushion against risk. Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8% total ratio. For example, cash and government securities are assigned to a 0% risk-weighted category, most home mortgage loans are assigned to a 50% risk-weighted category requiring a 4% capital allocation and commercial loans are assigned to a 100% risk-weighted category requiring an 8% capital allocation. As of March 31, 1999, the Company's total risk-based capital ratio was approximately 16.1% (approximately
15.3% for the Bank) compared to approximately 16.8% (approximately 16.4% for the Bank) at December 31, 1998.

The Board of Governors and other federal banking agencies have adopted a revised minimum leverage ratio for bank holding companies and banks as a supplement to the risk-weighted capital guidelines. The old rule established a 3% minimum leverage standard for well-run banking organizations (bank holding companies and banks) with diversified risk profiles. Banking organizations which did not exhibit such characteristics or had greater risk due to significant growth, among other factors, were required to maintain a minimum leverage ratio 1% to 2% higher. The old rule did not take into account the implementation of the market risk capital measure set forth in the federal regulatory agency capital adequacy guidelines. The revised leverage ratio establishes a minimum Tier 1 ratio of 3% (Tier 1 capital to total assets) for the highest rated bank holding companies and banks. .
All other bank holding companies must maintain a minimum Tier 1 leverage ratio of 4% with higher leverage capital ratios required for banking organizations that have significant financial and/or operational weaknesses, a high risk profile, or are undergoing or anticipating rapid growth.

The following table reflects the Company's leverage, Tier 1 and total risk-based capital ratios as of March 31, 1999 and December 31, 1998.

                             March 31, 1999  December 31, 1998
Leverage ratio                        10.4%             11.0%
Tier 1 capital ratio                  15.3%             16.0%
Total risk-based capital ratio        16.1%             16.8%

On December 19, 1991, the President signed the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"). The FDICIA, among other matters, substantially revised banking regulations and established a framework for determination of capital adequacy of financial institutions. Under the FDICIA, financial institutions are placed into one of five capital adequacy catagories as follows: (1) "Well capitalized" - consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized" - consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "Undercapitalized" - consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) "Significantly undercapitalized" - consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) "Critically undercapitalized" - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

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

Validation and Implementation Phases   To reduce the
possibility of unexpected failure of the Company's systems during and after the century date change, which could have an impact on the Company and its customers, the company continues to test its systems in accordance with a test strategy and plan developed in 1998. The FFIEC guideline date for institutions to begin testing their mission critical applications and systems was September 1, 1998. During April 1998, the Company began testing various mission critical and non-mission critical systems. By December 31, 1998, the Company had substantially completed this testing, with the exception of leap year testing for the Company's mainframe computer and the item processing subsystem that was installed in the first quarter of 1999. This testing should be completed by the end of the second quarter of 1999.

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

     (3. 1) Articles of Incorporation, as amended, are incorporated by reference herein to Exhibit
                   3.1 of Registrant's Annual Report on Form 10-
                   K for the fiscal year ended December 31, 1988, as filed with the Securities and Exchange Commission on March 27, 1989.

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

 *(10.10) Forms of Incentive Stock Option Agreement, Non-Statutory Stock Option Agreement and Non-Statutory Agreement for Outside Diectors, as amended is incorporated by reference herein to Exhibit 10.8 of Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1994 as filed with the Securities and Exchange Commissionon August 15, 1994.

   (27.1)         Financial Data Schedule

* Denotes management contracts, compensatory plans or arrangements.



(b)  Reports on Form 8-K

     On February 26, 1999, Registrant filed a Current Report on Form 8-K, dated February 26, 1999, reporting under
     Item 5 (Other Events) a ten cent ($0.10) cash dividend on the outstanding shares of Common Stock of Saratoga Bancorp, to be payable on April 14, 1999 to shareholders of record at the close of business on March 31, 1999.

                        SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED
ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   SARATOGA BANCORP



Date: May 13, 1999             -------------------------
                              Richard L. Mount, President
                             (Principal Executive Officer)

                     INDEX TO EXHIBITS

                                               Sequentially
                                                 Numbered
Number                   Exhibits                  Page

 27.1          Financial Data Schedule              23