Form 10-Q
period 1999-06-30
SARATOGA BANCORP
filed 1999-08-16
CIK 702700

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999 or

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

                                 Yes  X     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       CLASS           SHARES OUTSTANDING AT JULY 29, 1999
   Common Stock                     1,586,588



                     Exhibit Index at Page 26

                       Page 1 of 176 pages

                    PART I - FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

                   SARATOGA BANCORP AND SUBSIDIARY
                CONSOLIDATED CONDENSED BALANCE SHEETS

                                    June 30,        December 31,
                                      1999               1998*
                                   (Unaudited)
ASSETS
Cash and due from banks           $  7,212,000     $  6,549,000
Federal funds sold                  16,900,000       14,450,000
Total cash and equivalents          24,112,000       20,999,000

Interest bearing deposits in
 other banks                         1,789,000        1,789,000
Securities available for sale       32,507,000       30,811,000
Securities held to maturity         10,791,000        9,304,000
Loans, net                          68,261,000       73,847,000
Premises and equipment               3,742,000        2,268,000
Other assets                         7,356,000        5,784,000

TOTAL ASSETS                      $148,558,000     $144,802,000
                                   ===========      ===========
LIABILITIES
Deposits:
  Non interest-bearing            $ 30,038,000     $ 27,460,000
  Interest-bearing                  79,606,000       75,955,000
Total deposits                     109,644,000      103,415,000
Federal funds purchased                 -             2,000,000
Other borrowings                    22,613,000       22,697,000
Accrued expenses and
  other liabilities                  1,447,000        1,433,000

TOTAL LIABILITIES                  133,704,000      129,545,000

SHAREHOLDERS' EQUITY
Common stock, no par value;
 Authorized: 20,000,000 shares;
 Issued and outstanding:
 1,586,588 shares at June 30,
 1999 and 1,629,357 shares at
 December 31, 1998                   4,434,000        4,684,000
Retained earnings                   10,857,000       10,591,000
Accumulated other comprehensive
 income, net of taxes of $257,000
 and $11,000, respectively            (437,000)         (18,000)

TOTAL SHAREHOLDERS' EQUITY          14,854,000       15,257,000
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY            $148,558,000     $144,802,000
                                   ===========      ===========

*Derived from the December 31, 1998 audited balance sheet included in the Company's 1998 Annual Report on Form 10-K.

See notes to consolidated condensed financial statements.

                      SARATOGA BANCORP AND SUBSIDIARY
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND
                      COMPREHENSIVE INCOME(Unaudited)

                             Three Months Ended       Six Months Ended
                                  June 30,                June 30,
                              1999        1998        1999        1998
INTEREST INCOME:
  Loans                    $1,716,000  $1,536,000  $3,465,000  $3,094,000
  Investment securities       636,000     698,000   1,254,000   1,446,000
  Federal funds sold          194,000     189,000     321,000     293,000

Total interest income       2,546,000   2,423,000   5,040,000   4,833,000

INTEREST EXPENSE:
  Deposits                    799,000     726,000   1,575,000   1,443,000
  Other                       337,000     353,000     674,000     705,000

Total interest expense      1,136,000   1,079,000   2,249,000   2,148,000

NET INTEREST INCOME
 BEFORE PROVISION
 FOR CREDIT LOSSES          1,410,000   1,344,000   2,791,000   2,685,000
Provision for credit
 losses                        26,000      51,000      66,000     102,000

Net interest income
  after provision for
  credit losses             1,384,000   1,293,000   2,725,000   2,583,000

Other income                  278,000     133,000     508,000     292,000
Other expenses                903,000     729,000   1,728,000   1,505,000

INCOME BEFORE INCOME TAXES    759,000     697,000   1,505,000   1,370,000
Provision for income taxes    281,000     264,000     557,000     520,000

NET INCOME                    478,000     433,000     948,000     850,000

OTHER COMPREHENSIVE INCOME,
 NET OF TAX:
Unrealized (losses)gains
 on securities               (288,000)     15,000    (419,000)     39,000

COMPREHENSIVE INCOME       $  190,000  $  448,000  $  529,000  $  889,000
                           ==========  ==========  ==========  ==========
EARNINGS PER SHARE:
  Basic                    $     0.30  $     0.26  $     0.59  $     0.52
                           ==========  ==========  ==========  ==========
  Diluted                  $     0.27  $     0.24  $     0.53  $     0.47
                            ==========  ==========  ==========  ==========

See notes to consolidated condensed financial statements.

              SARATOGA BANCORP AND SUBSIDIARY
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                    Six Months Ended
                                                        June 30,
                                                   1999           1998
OPERATIONS:
 Net income                                    $   948,000   $   850,000

 Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Provision for credit losses                      66,000       102,000
   Depreciation and amortization                   194,000        90,000
   Gain on sale of premises and
     equipment                                      33,000         -
   Other, net                                      (73,000)      158,000

Net cash provided by operating activities        1,168,000     1,200,000

INVESTING ACTIVITIES:
   Net increase in interest bearing
    deposits in other banks                           -         (100,000)
   Proceeds from maturities or sale of `
    investments available for sale               3,283,000    13,309,000
   Proceeds from maturities of investments
    held to maturity                               200,000     3,012,000
   Purchase of securities available for sale    (5,637,000)   (7,000,000)
   Purchase of securities held to maturity      (1,695,000)   (2,985,000)
   Net decrease (increase) in loans              5,520,000      (653,000)
   Purchase of life insurance policies          (1,238,000)
   Purchases of premises and equipment          (2,182,000)     (473,000)
   Proceeds from sale of premises and
    equipment                                      481,000          -

Net cash provided by (used in) investing
 activities                                     (1,268,000)    5,110,000

FINANCING ACTIVITIES:
  Net increase (decrease) in deposits            6,229,000     1,373,000
  Issuance of common stock                          35,000        20,000
  Payment of cash dividends                       (160,000)     (112,000)
  Repurchase of common stock                      (807,000)         -
  Net (decrease) increase in other borrowings      (84,000)     (111,000)
  Decrease in federal funds purchased           (2,000,000)   (2,000,000)

Net cash (used in) provided by financing
  activities                                     3,213,000      (830,000)

NET INCREASE (DECREASE)IN CASH
  AND EQUIVALENTS                                3,113,000     5,480,000
Cash and equivalents, beginning of period       20,999,000    15,260,000

Cash and equivalents, end of period            $24,112,000   $20,740,000
                                               ===========   ===========

See notes to consolidated condensed financial statements.

              SARATOGA BANCORP AND SUBSIDIARY
   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

           QUARTERS ENDED JUNE 30, 1999 AND 1998

1. The unaudited consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the periods are not necessarily indicative of the results to be expected for the full fiscal year.

2. Basic Earnings Per Share is computed by dividing net income by the weighted average common shares outstanding during the period. Diluted Earnings Per Share reflects the potential dilution if securities or other contracts to issue common stock are exercised or converted into common stock. Diluted earnings per share is computed by dividing net income by the average shares outstanding for the period plus the dilutive effect of stock options. The weighted average shares used in computing earnings per share are as follows:

                                   Quarters ended June 30,
                                        1999        1998
Weighted average shares used
  in computing:

Basic earnings per share             1,588,000    1,644,000

Diluted potential common shares
  from exercise of stock options,
  using the treasury stock method      182,000      185.000

Diluted earnings per share           1,770,000    1,829,000

                                   Six Months ended June 30,
                                        1999        1998
Weighted average shares used
  in computing:

Basic earnings per share             1,598,000    1,642,000
Diluted potential common shares
  from exercise of stock options,
  using the treasury stock method      179,000      178.000
Diluted earnings per share           1,777,000    1,820,000

3. In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information",which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Management has determined that since all of the commercial banking products and services offered by the Bank are available in each branch of the Bank, all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank's operations into a single operating segment.

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


5. During the six months ended June 30, 1999 and 1998, cash paid for taxes was $220,000 and $627,000, respectively. During the six months ended June 30, 1999 and 1998, cash paid for interest was $2,232,000 and $2,083,000, respectively.

               SARATOGA BANCORP AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

      Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry;
(2)changes in interest rate environment; (3)general economic conditions, nationally, regionally and in operating market areas; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) changes in securities markets; and (7) Year 2000 compliance problems. Therefore, the information set forth herein should be carefully considered when evaluating business prospects of the Company and the Bank.


SUMMARY OF FINANCIAL RESULTS

At June 30, 1999, total assets were $148,558,000, an increase of $3,756,000 (2.6%) from $144,802,000 at December
31, 1998.  Net loans decreased $5,586,000 (7.6%) from
$73,847,000 at December 31, 1998 to $68,261,000 at June 30,
1999.  Total deposits increased $6,229,000 (6.0%) from
$103,415,000 at December 31, 1998 to $109,644,000 at June
30, 1999.

Net income for the second quarter of 1999 was $478,000 ($0.30 basic earnings per share, $0.27 diluted earnings per share) compared to $433,000 ($0.26 basic earnings per share, $0.24 diluted earnings per share) for the comparable period in 1998. Net income for the first six months of 1999 was $948,000 ($0.59 basic earnings per share, $0.53 diluted earnings per share) compared to $850,000 ($0.52 basic earnings per share, $0.47 diluted earnings per share) for the comparable period in 1998.

The increase in income resulted primarily from an increase in the volume of earning assets, offset in part by a decrease in the yield on earning assets and an increase in interest expense due to the increased volume of interest-bearing liabilities.

RESULTS OF OPERATIONS

SECOND QUARTER OF 1999 AND 1998

An analysis of the results of operations of the Company for
 the second quarter of 1999 compared to the second quarter of 1998 is presented below:

NET INTEREST INCOME

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:

                                 Three months ended June 30,
                               1999                        1998
                      Average           Average  Average           Average
                      Balance  Interest Yield(1) Balance  Interest Yield(1)
                        (In thousands, except percentages) (unaudited)
Assets:
Earning assets:
  Loans (2)          $ 72,971    $1,716  9.4%   $ 62,494   $1,536   9.8%
  Investment
    securities         45,310       636  5.6      45,837      698   6.1
  Federal funds sold   16,258       194  4.8      13,805      189   5.5
  Total interest
    earning assets    134,539     2,546  7.6     122,136    2,423   7.9
Cash and due from
  banks                 6,883                      5,053
Other assets (3)        9,659                      2,754
                     $151,081                   $129,943
                     ========                   ========
Liabilities and
  Shareholders'
  Equity:
Interest-bearing
  liabilities:
  Demand deposits    $ 42,388       339  3.2    $ 39,130       351  3.6
  Time deposits        40,258       460  4.6      28,025       375  5.4
  Other borrowings     22,641       337  6.0      22,910       353  6.2
  Total interest-
    bearing
    liabilities       105,287     1,136  4.3      90,065     1,079  4.8
Demand deposits        28,756                     24,632
Other liabilities       2,097                      1,240
Total liabilities     136,140                    115,937
Shareholders' equity   14,941                     14,006
                     $151,081                   $129,943
                      =======                    =======
Net interest income
  and margin(4)                  $1,410  4.2%               $1,344  4.4%
                                 ======                     ======

(1)  Annualized.
(2) Loan interest income includes loan fee income of $105,000 and $98,000 for the quarters ended June 30, 1999 and 1998,respectively.
(3) Net of the average allowance for loan losses of $772,000 and $668,000 and deferred loan fees of $294,000 and $317,000 for the quarters ended June 30, 1999 and 1998, respectively.
(4) Net interest margin is computed by dividing net interest income by total average interest earning assets.

PROVISION FOR CREDIT LOSSES

The Bank maintains an allowance for possible credit losses which is based, in part, on the Bank's historical loss experience, the impact of forecasted economic conditions within the Bank's market area, and, as applicable, the State of California, the value of the underlying collateral, loan performance and inherent risks in the loan portfolio. The allowance is reduced by charge-offs and increased by provisions for credit losses charged to operating expense and recoveries of previously charged-off loans. During the second quarter of 1999 the Bank provided $26,000 for the allowance for credit losses as compared to $51,000 for the second quarter of 1998. There were no loans charged-off and $44,000 in recoveries in the second quarter of 1999, as compared to $14,000 in loans charged-off and $20,000 in recoveries in the second quarter of 1998.

At June 30, 1999, the allowance for credit losses was $826,000 or 1.21% of total loans, compared to $716,000 or 0.96% at December 31, 1998. There were no nonaccrual loans at June 30, 1999 or December 31, 1998.

At June 30, 1999 and December 31, 1998, there were no loans past due 90 days or more as to principal or interest and still accruing interest. There were no loans at June 30, 1999 which were troubled debt restructurings as defined in Statement of Financial Accounting Standards No. 15,
"Accounting by Debtors and Creditors for Troubled Debt
Restructuring." At June 30, 1999, there were three potential problem loans having a combined principal balance of $1,719,000 ($259,000 at December 31, 1998). Potential
problem loans are loans which are generally current as to principal and interest but have been identified by the Company as potential problem loans due either to a decrease in the underlying value of the property securing the credit or some other deterioration in the creditworthiness of the borrower. All of the three loans identified as potential problem loans are secured by real estate and personal property.

There was no Other Real Estate owned ("OREO")at June 30,
1999 or December 31, 1998.

Nonperforming loans and other real estate owned are summarized below:

                           June 30, 1999   December 31, 1998
Nonperforming loans:
  Past due 90 days or more  $     -          $     -
  Nonaccrual                      -                -
    Total                         -                -

Other real estate owned           -                -

Total nonperforming loans
  and other real estate
  owned                     $     -          $     -
                            ==========       ==========

Management is of the opinion that the allowance for credit losses is maintained at an adequate level for known and currently anticipated future risks inherent in the loan portfolio. However, the Bank's loan portfolio, which includes approximately $49,000,000 in real estate loans representing approximately 71% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Bank's market area weaken. The effect of such events could result in an increase in the level of nonperforming loans and OREO and the level of the allowance for loan losses which could adversely affect the Company's and the Bank's future growth and profitability.

NONINTEREST INCOME

Other income consists of service charges on deposit accounts, income from assets acquired for lease and fees for other miscellaneous services. Total other income increased from $133,000 in the second quarter of 1998 to $278,000 in the second quarter of 1999. This increase is primarily attributable to an increase in rental income on leased assets of $110,000 and an increase in the cash surrender value of life insurance policies of $74,000, offset, in part, by the decrease in gain on sale of securities of $59,000.

NONINTEREST EXPENSE

Other expenses increased from $729,000 in the second quarter of 1998 to $903,000 in the second quarter of 1999. The increase is primarily attributable to an increase in deferred compensation expense of $47,000 and an increase in depreciation expense on leased assets of $88,000. As a percentage of average earning assets, other expenses for the second quarter, on an annualized basis, increased from 2.4% in 1998 to 2.7% in 1999.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

An analysis of the results of operations of the Company for the six month period ended June 30, 1999 compared to the comparable period in 1998 is as follows:

NET INTEREST INCOME

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:

                                 Six months ended June 30,

                               1999                        1998
                      Average           Average  Average           Average
                      Balance  Interest Yield(1) Balance  Interest Yield(1)
                          (In thousands, except percentages) (unaudited)
Assets:
Earning assets:
  Loans (2)          $ 74,346    $3,465  9.3%    $62,976    $3,094  9.8%
  Investment
    securities         44,561     1,254  5.6      46,945     1,446  6.2
  Federal funds sold   13,561       321  4.7      10,745       293  5.5
  Total interest
    earning assets    132,468     5,040  7.6     120,666     4,833  8.0
Cash and due from
  banks                 6,481                      4,963
Other assets (3)        8,452                      2,786
                     $147,401                   $128,415
                     ========                    =======
Liabilities and
  Shareholders'
  Equity:
Interest-bearing
  liabilities:
  Demand deposits    $ 43,606       629  2.9     $38,577       633  3.3
  Time deposits        36,923       946  5.1      28,429       810  5.7
  Other borrowings     22,696       674  5.9      22,948       705  6.1
  Total interest-
    bearing
    liabilities       103,225     2,249  4.4      89,954     2,148  4.8
Demand deposits        27,411                     23,192
Other liabilities       1,795                      1,338
Total liabilities     132,431                    114,484
Shareholders' equity   14,970                     13,931
                     $147,401                   $128,415
                     ========                    =======
Net interest income
  and margin(4)                  $2,791  4.2%               $2,685  4.5%
                                 ======                     ======

(1)  Annualized.
(2) Loan interest income includes loan fee income of $187,000 and $180,000 for the six months ended June
     30, 1999 and 1998, respectively.
(3) Net of the average allowance for loan losses of $752,000 and $637,000, and deferred loan fees of $295,000 and $318,000 for the six months ended June 30, 1999 and 1998, respectively.
(4) Net interest margin is computed by dividing net interest income by total average interest earning assets.

PROVISION FOR CREDIT LOSSES

During the first six months of 1999, the Bank provided $66,000 to the provision for credit losses as compared to $102,000 for the fist six months of 1998. There were no loans charged off and $44,000 in recoveries for the six months ended June 30, 1999, compared to $14,000 in loans charged off and $32,000 in recoveries for the first six months of 1998.

NONINTEREST INCOME

Other income consists of service charges on deposit accounts, income on assets acquired for lease and fees for other miscellaneous services. Total other income increased from $292,000 in 1998 to $508,000 in 1999. The increase is primarily attributable to an increase in rental income on leased assets of $147,000 and an increase of $105,000 in the cash surrender value value of life insurance policies.

NONINTEREST EXPENSE

Other expenses have increased from $1,505,000 in 1998 to $1,728,000 in 1999 due primarily to an increase of $94,000 in deferred compensation expense and an increase of $105,000 in depreciation expense on leased assets. As a percentage of average earning assets, other expenses, on an annualized basis, increased from 2.5% in 1998 to 2.6% in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Bank manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. Liquid assets as a percentage of deposits were 53% and 52% at June 30, 1999 and December 31, 1998, respectively. In addition to cash and due from banks, liquid assets include short-term time deposits with other banks, Federal funds sold and investment securities available for sale. The Bank has $11.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.

Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the positions taken with respect to liquidity and interest rate sensitivity continue to be appropriate. The Bank also utilizes a monthly "Gap" report which identifies rate sensitivity over the short- and long-term.


The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Company's earning assets and interest-bearing liabilities at June 30, 1999, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

DISTRIBUTION OF REPRICING OPPORTUNITIES
At June 30, 1999
(Dollars in thousands) (unaudited)

                       After Three  After Six   After One
               Within  Months But   Months But  Year But    After
               Three   Within Six   Within One    Within    Five
               Months    Months        Year     Five Years  Years      Total

Federal
  funds sold    $16,900       -           -            -          -    $16,900
Interest bearing
 deposits in
 other banks      1,789       -           -            -          -      1,789
Municipal
 securities         250       -      $    -        $ 1,901    $ 8,550   10,701
U.S. Treasury
 and agency
 securities       2,915     1,003         291       10,717     14,734   29,660
FRB stock           -         -           -            -        2,937    2,937
Loans            30,068     2,172       2,397       12,656     22,117   69,410

Total
 earning assets $51,922   $ 3,175    $  2,688      $25,274    $48,338  131,397

Interest bearing
  demand
  accounts      $38,442       -           -           -           -     38,442
Savings
 accounts         4,878       -           -           -           -      4,878
Time
 certificates
 of deposit of
 $100,000 or
 more             9,355   $ 8,802    $ 3,027       $ 2,224        100   23,508
Other time
 deposits         3,390     3,486      3,723         2,179        -     12,778
Other borrowings     25      -         2,000        12,497    $ 8,091   22,613

Total interest-
 bearing
 liabilities    $56,090   $12,288    $ 8,750       $16,900    $ 8,191  102,219

Interest rate
  sensitivity
  gap          $(4,168)  $(9,113)   $(6,062)      $  8,374    $40,147 $ 29,178
               =======   =======    =======       ========    ======= ========
Cumulative
 interest rate
 sensitivity
 gap           $(4,168) $(13,281)   $(19,343)     $(10,969)  $29,178
               =======  ========    ========      ========   =======
Interest rate
  sensitivity
  gap ratio      0.93%     0.26%       0.31%        1.50%      5.90%

Cumulative
 interest rate
 sensitivity
 gap ratio        0.93%    0.81%       0.75%        0.88%      1.29%

The Company and the Bank are subject to capital adequacy guidelines issued by the Board of Governors of the Federal Reserve System (the "BGFRS") and the Office of the Comptroller of the Currency ("OCC"). The Company and the Bank are required to maintain total capital equal to at least 8% of assets and commitments to extend credit, weighted by risk, of which at least 4% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of loan loss reserves. Effective October 1, 1998, the BGFRS and other federal agencies approved including in Tier 2 capital up to 45% of the pretax net unrealized gains on certain available-for-sale equity securities having readily determinable fair values (i.e. the excess, if any, of fair market value over the book value or historical cost of the investment security). The federal regulatory agencies reserve the right to exclude all or a portion of the unrealized gains upon a determination that the equity securities are not prudently valued. Unrealized gains and losses on other types of assets, such as bank premises and available-for-sale debt securities, are not included in Tier 2 capital, but may be taken into account in the evaluation of overall capital adequacy and net unrealized losses on available-for-sale equity securities will continue to be deducted from Tier
1 capital as a cushion against risk. Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8% total ratio. For example, cash and government securities are assigned to a 0% risk-weighted category, most home mortgage loans are assigned to a 50% risk-weighted category requiring a 4% capital allocation and commercial loans are assigned to a 100% risk-weighted category requiring an 8% capital allocation. As of June 30, 1999, the Company's total risk-based capital ratio was approximately 16.7% (approximately 16.2% for the Bank) compared to approximately 16.8% (approximately 16.4% for the
Bank) at December 31, 1998.

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

The following table reflects the Company's leverage, Tier 1 and total risk-based capital ratios as of June 30, 1999 and December
31, 1998.

                              June 30, 1999  December 31, 1998
Leverage ratio                        10.1%             11.0%
Tier 1 capital ratio                  15.8%             16.0%
Total risk-based capital ratio        16.7%             16.8%

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

OTHER MATTERS

From time to time, the Board of Directors and management of the Company consult with its investment banking, accounting and legal advisors, regarding banking industry trends and developments, as well as internal and external opportunities, in order to maximize shareholder value. Such external opportunities include potential mergers, acquisitions, reorganizations, and other transactions with third parties which may be in the interests of the Company's shareholders. The Company has been engaged in discussions and negotiations with another California-based financial institution about a possible transaction which, if consummated, would result in a merger of the Company with and into such other institution. The proposed terms and conditions of such transaction remain under negotiation and are subject to the approval of the Company's Board of Directors. Thus, no assurance can be given as to whether the proposed transaction will be consummated. Any definitive agreement, if approved by the Company's Board of Directors, would be subject to the satisfaction of certain other terms and conditions, including shareholder and regulatory approvals.

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

Validation and Implementation Phases   To reduce the possibility of
unexpected failure of the Company's systems during and after the century date change, which could have an impact on the Company and its customers, the company continues to test its systems in accordance with a test strategy and plan developed in 1998. The FFIEC guideline date for institutions to begin testing their mission critical applications and systems was September 1, 1998. During April 1998, the Company began testing various mission
critical and non-mission critical systems.   The Company had
completed this testing by the end of the second quarter of 1999.

Business Relationships   As a part of the Company's Plan, all third
party suppliers and service providers have been contacted and assessed as to their Year 2000 preparedness. In addition, the Bank has communicated with its large borrowers and major depositors to determine the extent to which the Company might be vulnerable if those third parties fail to resolve their Year 2000 issues.
Because the Company recognizes that its business and operations could be adversely affected if key businesses fail to achieve timely Year 2000 compliance, the Company is evaluating strategies to manage and mitigate the risk to the Company from their Year 2000 failures.

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

         Not applicable

Item 3. Defaults upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

         The shareholders of Saratoga Bancorp took the following action at the Annual Meeting of Shareholders held on May
         19, 1999 at the Company's main office located at 12000 Saratoga-Sunnyvale Road, Saratoga, California:


     1.  Approved the election of management's slate of nominees for directors, each of whom were incumbent directors, as
         follows:
                                            Votes
                                    For             Withheld

         Victor Aboukhater       966,954              7,027
         Robert G. Egan          966,954              7,027
         William D. Kron         966,954              7,027
         John F. Lynch, III      966,954              7,027
         V. Ronald Mancuso       966,954              7,027
         Richard L. Mount        971,916              2,065


     2. Ratified appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 1999.

                                    VOTES
         FOR                       969,360

         AGAINST                      -

         ABSTAIN                     4,621

Item 5.  Other Information

           Not applicable

Item 6.  Exhibits and Reports on Form 8-K


         (a) (3) Exhibits. The exhibits listed on the accompanying Exhibit Index are filed as part of this report.

          (3.1) Articles of Incorporation, as amended, are incorporated by reference herein to Exhibit
                   3.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as filed with the Securitiesand Exchange Commission on March 27, 1989.

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

       *(10.9) Saratoga Bancorp 1994 Stock Option Plan dated March 18, 1994 is incorporated by referencce herein to Appendix A of Proxy Statement dated April 19, 1994 as filed with the Securities and Exchange Commission on April 27, 1994.

      *(10.10) Forms of Incentive Stock Option Agreement, Non-Statutory Stock Option Agreement and Non-Statutory Agreement for Outside Directors, as amended is incorporated by reference herein to Exhibit 10.8 of Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1994 as filed with the Securities and Exchange Commission on August 15, 1994.

      *(10.11) Form if Director Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Robert G. Egan, John F. Lynch III and V. Ronald Mancuso, respectively.

      *(10.12) Form of Director Life Insurance Endorsement method Split Dollar Plan Agreement dated September 24, 1998 between Robert G. Egan, John F. Lynch III and V. Ronald Mancuso, respectively.

      *(10.13)      Form of Director Surrogate Supplemental
                    Compensation Agreement dated September
                    24, 1998 between Saratoga National Bank
                    and Victor E. Aboukhater and William D.
                    Kron, respectively.

      *(10.14)      Form of Director Surrogate Life Insurance
                    Endorsement Method Split Dollar Plan
                    Agreement dated September 24, 1998 between
                    Saratoga National Bank and Victor Aboukhater and William D. Kron, respectively.

      *(10.15) Form of Officer Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Earl L. Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively.

       *(10.16) Form of Officer Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Earl L. Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively.

        *(10.17) Richard L. Mount Executive Benefits Agreement dated June 18, 1999.

        *(10.18)    Richard L. Mount Life Insurance Endorsement
                    Method Split Dollar Plan Agreement dated
                    September 24, 1998.

        *(10.19)    Richard L. Mount Employment Agreement dated
                    May 20, 1999.

        *(10.20)    Richard L. Mount Executive Supplemental
                    Compensation Agreement dated September 24,
                    1998.

        (27.1)      Financial Data Schedule

* Denotes management contracts, compensatory plans or arrangements.


        (b)       Reports on Form 8-K

                  On May 4, 1999, registrant filed a current report on Form 8-K, dated May 3, 1999 reporting Under Item 5 (Other Events) the conclusion of the stock repurchase program which commenced on December 10, 1998.

                  On May 21, 1999, Registrant filed a Current
                  Report on Form 8-K, dated May 19, 1999 reporting under Item 5 (Other Events) detailing actions taken at the Annual Meeting of Shareholders of Registrant held on May 19, 1999. See Item 4 herein for additional information.

                    SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                               SARATOGA BANCORP



Date: August 13, 1999           -------------------------
                               Mary Page Rourke, Treasurer
                              (Principal Accounting Officer)

                        INDEX TO EXHIBITS

                                             Sequentially
                                               Numbered
Number                   Exhibits                Page


  10.11         Form of Director Supplemental
                Compensation Agreement dated
                September 24, 1998               27 -  47

  10.12         Form of Director Life Insurance
                Endorsement Method Split Dollar
                Plan Agreement dated September
                24, 1998                         48 -  54

  10.13         Form of Director Surrogate
                Supplemental Compensation
                Agreement dated September 24,
                1998                             55 -  77

  10.14         Form of Director Surrogate
                Life Insurance Method Split
                Dollar Plan Agreement dated
                September 24, 1998               78 -  85

  10.15         Form of Officer Supplemental
                Compensation Agreement dated
                September 24, 1998               86 - 107

  10.16         Form of Officer Life Insurance
                Method Split Dollar Plan
                Agreement dated September 24,
                1998                            108 - 114

  10.17         Richard L. Mount Executive
                Supplemental Compensation
                Agreement dated September
                24, 1998                        115 - 136

  10.18         Richard L. Mount Life Insurance
                Endorsement Method Split Dollar
                Plan Agreement dated September
                24, 1998                        137 - 142

  10.19         Richard L. Mount Employment
                Agreement dated May 20, 1999    143 - 155

  10.20         Richard L. Mount Executive
                Benefits Agreement dated
                June 18, 1999                   156 - 175

  27.1          Financial Data Schedule           176