Form 10-Q
period 1999-09-30
SARATOGA BANCORP
filed 1999-10-20
CIK 702700

            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                         FORM 10-Q


 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999 or

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

                          Yes  X     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

  CLASS           SHARES OUTSTANDING AT OCTOBER 8, 1999
        Common Stock                              1,586,588

                Exhibit Index at Page 29

                   Page 1 of 30 pages

                PART I - FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

                SARATOGA BANCORP AND SUBSIDIARY
             CONSOLIDATED CONDENSED BALANCE SHEETS

                                         September 30,    December 31,
                                             1999            1998*
                                          (Unaudited)
ASSETS
Cash and due from banks                 $    5,561,000 $    6,549,000
Federal funds sold                          24,600,000     14,450,000
Total cash and equivalents                  30,161,000     20,999,000

Interest bearing deposits in other banks     1,792,000      1,789,000
Securities available for sale               31,424,000     30,811,000
Securities held to maturity                 10,586,000      9,304,000
Loans, net                                  65,905,000     73,847,000
Premises and equipment                       4,530,000      2,268,000
Other assets                                 7,300,000      5,784,000
                                        -------------- --------------
TOTAL ASSETS                            $  151,698,000 $  144,802,000
                                        ============== ==============
LIABILITIES
Deposits:
  Non interest-bearing                  $   24,639,000 $   27,460,000
  Interest-bearing                          87,746,000     75,955,000
                                        -------------- --------------
Total deposits                             112,385,000    103,415,000

Federal funds purchased                         -           2,000,000
Other borrowings                            22,571,000     22,697,000
Accrued expenses and other liabilities       1,669,000      1,433,000
                                        -------------- --------------
TOTAL LIABILITIES                          136,625,000    129,545,000

SHAREHOLDERS' EQUITY
Common stock, no par value; Authorized:
  20,000,000 shares;  Issued and
  outstanding: 1,586,588 shares at
  September 30,  1999 and 1,629,357
  shares at December 31, 1998                4,434,000      4,684,000
Retained earnings                           11,184,000     10,591,000
Accumulated other comprehensive income
  (loss) net of taxes of $313,000 and
  $11,000, respectively                       (545,000)       (18,000)
                                        --------------  -------------
 TOTAL SHAREHOLDERS' EQUITY                 15,073,000     15,257,000
                                        --------------  -------------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                    $151,698,000  $ 144,802,000
                                        ==============  =============

*Derived from the December 31, 1998 audited balance sheet included in the Company's 1998 Annual Report on Form 10-K.
See notes to consolidated condensed financial statements.

             SARATOGA BANCORP AND SUBSIDIARY
       CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     AND COMPREHENSIVE INCOME
                       (Unaudited)

                             Three Months Ended           Nine Months Ended
                               September 30,                 September 30,
                          1999             1998           1999           1998
INTEREST INCOME:
  Loans                $1,705,000     $1,665,000     $5,170,000     $4,759,000
  Investment securities   635,000        593,000      1,889,000      2,039,000
  Federal funds sold      244,000        238,000        565,000        531,000
                       ----------     ----------     ----------     ----------
Total interest income   2,584,000      2,496,000      7,624,000      7,329,000
                       ----------     ----------     ----------     ----------
INTEREST EXPENSE:
  Deposits                809,000        781,000      2,384,000      2,224,000
  Other                   343,000        353,000      1,017,000      1,058,000
                       ----------     ----------     ----------     ----------
Total interest expense  1,152,000      1,134,000      3,401,000      3,282,000
                       ----------     ----------     ----------     ----------
NET INTEREST INCOME
 BEFORE PROVISION
 FOR CREDIT LOSSES      1,432,000      1,362,000      4,223,000      4,047,000
Provision for credit
 losses                    -              34,000         66,000        136,000
                       ----------     ----------     ----------     ----------
Net interest income
  after provision for
  credit losses         1,432,000      1,328,000      4,157,000      3,911,000

Other income              404,000        201,000        912,000        493,000
Other expenses          1,083,000        767,000      2,811,000      2,272,000
                       ----------     ----------     ----------     ----------
INCOME BEFORE
  INCOME TAXES            753,000        762,000      2,258,000      2,132,000
Provision for income
  taxes                   267,000        290,000        824,000        810,000
                       ----------     ----------     ----------     ----------
NET INCOME                486,000        472,000      1,434,000      1,322,000
OTHER
  COMPREHENSIVE
  INCOME,  NET OF
  TAX:
Unrealized gains
 (losses) on securities  (108,000)       314,000       (527,000)       353,000
                       ----------    -----------     ----------     ----------
COMPREHENSIVE
  INCOME               $  378,000    $   786,000     $  907,000     $1,675,000
                       ==========    ===========     ==========     ==========
EARNINGS PER SHARE:
  Basic                $     0.31    $      0.29     $     0.90     $     0.80
                       ==========    ===========     ==========     ==========
  Diluted              $     0.27    $      0.26     $     0.80     $     0.72
                       ==========    ===========     ==========     ==========

  See notes to consolidated condensed financial statements.

              SARATOGA BANCORP AND SUBSIDIARY
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                  Nine Months Ended
                                                    September 30,
                                              1999                 1998
OPERATIONS:
 Net income                                $1,434,000          $ 1,322,000

 Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Provision for credit losses                 66,000              136,000
   Depreciation and amortization              388,000              174,000
   Gain on sale of leased assets               33,000                 -
   Other, net                                 260,000              441,000
                                          -----------          -----------
Net cash provided by operating activities   2,181,000            2,073,000
                                          -----------          -----------
INVESTING ACTIVITIES:
   Net increase in interest bearing
     deposits in other banks                   (3,000)          (5,300,000)
   Proceeds from maturities or sale of
     investments available for sale         4,293,000           22,258,000
   Proceeds from maturities of investments
    held to maturity                          600,000            3,012,000
   Purchase of securities available
    for sale                               (5,722,000)          (8,000,000)
   Purchase of securities held to maturity (1,895,000)          (2,985,000)
   Purchase of life insurance policies     (1,238,000)          (3,892,000)
   Net decrease (increase) in loans         7,876,000           (3,224,000)
   Purchases of premises and equipment     (3,164,000)            (516,000)
   Proceeds from sale of premises
     and equipment                            481,000                 -
                                          -----------          -----------
Net cash provided by investing activities   1,228,000            1,353,000
                                          -----------          -----------
FINANCING ACTIVITIES:
  Net increase in deposits                  8,970,000            9,372,000
  Issuance of common stock                     35,000               32,000
  Repurchase of common stock                 (807,000)                -
  Payment of cash dividends                  (319,000)            (276,000)
  Net decrease in other borrowings           (126,000)            (245,000)
  Decrease in federal funds purchased      (2,000,000)          (2,000,000)
                                          -----------          -----------
Net cash provided by financing activities   5,753,000            6,883,000
                                          -----------          -----------

NET INCREASE IN CASH AND
  EQUIVALENTS                               9,162,000           10,309,000
Cash and equivalents, beginning of period  20,999,000           15,260,000
                                          -----------          -----------
Cash and equivalents, end of period       $30,161,000          $25,569,000
                                          ===========          ===========

See notes to consolidated condensed financial statements.

                SARATOGA BANCORP AND SUBSIDIARY
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              SEPTEMBER 30, 1999 AND 1998

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

                                             Quarters ended
                                              September 30,
                                            1999          1998
Weighted average shares used
  in computing:

Basic earnings per share                 1,587,000      1,646,000
Diluted potential common shares
  from exercise of stock options,
  using the treasury stock method          203,000        183,000
                                         ---------      ---------
Diluted earnings per share               1,790,000      1,829,000
                                         ---------      ---------

                                            Nine Months ended
                                              September 30,
                                            1999           1998
Weighted average shares used
  in computing:

Basic earnings per share                 1,594,000      1,644,000
Diluted potential common shares
  from exercise of stock options,
  using the treasury stock method          188,000        180,000
                                         ---------      ---------
Diluted earnings per share               1,782,000      1,824,000

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

5. During the nine months ended September 30, 1999 and 1998, cash paid for taxes was $526,000 and $709,000, respectively. During the nine months ended September 30, 1999 and 1998, cash paid for interest was $3,273,000 and $3,119,000, respectively.

             SARATOGA BANCORP AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) changes in securities markets; and (7) Year 2000 compliance problems. Therefore, the information set forth herein should be carefully considered when evaluating business prospects of the Company and the Bank.

SUMMARY OF FINANCIAL RESULTS

At September 30, 1999, total assets were $151,698,000, an increase of $6,896,000 (4.8%) from $144,802,000 at December 31, 1998. Net loans decreased $7,942,000 (10.8%) from $73,847,000 at December 31, 1998 to
$65,905,000 at September 30, 1999. Total deposits increased $8,970,000 (8.7%) from $103,415,000 at December 31, 1998 to $112,385,000 at
September 30, 1999.

Net income for the third quarter of 1999 was $486,000 ($0.31 basic earnings per share, $0.27 diluted earnings per share) compared to $472,000 ($0.29 basic earnings per share, $0.26 diluted earnings per share) for the comparable period in 1998. Net income for the first nine months of 1999 was $1,434,000 ($0.90 basic earnings per share, $0.80 diluted earnings per share) compared to $1,322,000 ($0.80 basic earnings per share, $0.72 diluted earnings per share) for the comparable period in 1998. Return on Average Assets was 1.29% on an annualized basis for the first nine months of 1999 compared to 1.36% for the comparable period in 1998. Return on Average Equity was 12.59% for the first none months of 1999 compared to 12.46% for the comparable period in 1998.

The increase in income resulted primarily from an increase in the volume of earning assets, offset in part by an increase in interest expense due to the increased volume of interest-bearing liabilities.

RESULTS OF OPERATIONS


THIRD QUARTER OF 1999 AND 1998


An analysis of the results of operations of the Company for the third quarter of 1999 compared to the third quarter of 1998 is presented below:

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:

                          Three months ended September 30,
                             1999                     1998
                   Average           Average  Average           Average
                   Balance  Interest Yield(1) Balance  Interest Yield(1)
                    (In thousands, except percentages)(unaudited)
    Assets:
Earning assets:
  Loans (2)         $ 69,654  $1,705   9.8%  $66,033  $1,665 10.1%
  Investment
    securities        42,845     609   5.7    37,313     533  5.7
  Federal funds sold  18,813     244   5.2    17,099     238  5.6
  Interest bearing
    deposits           1,741      26   6.0     4,132      60  5.8
                    --------  ------        --------  ------
  Total interest
    earning assets   133,053   2,584   7.8   124,577   2,496  8.0
Cash and due from
  banks                6,499                   5,235
Other assets (3)      10,245                   3,533
                    --------                --------
                    $149,797                $133,345
                    ========                ========
Liabilities and
  Shareholders'
  Equity:
Interest-bearing
  liabilities:
  Demand deposits   $ 48,457     354   2.9  $ 39,813    331   3.3
  Time deposits       36,095     455   5.0    31,328    450   5.7
  Other borrowings    22,600     343   6.1    22,872    353   6.2
                    --------  ------        --------  -----
  Total interest-
    bearing
    liabilities      107,152   1,152   4.3    94,013  1,134  4.8
Demand deposits       25,813                  22,924
Other liabilities      1,729                   1,659
                    --------                --------
Total liabilitie     134,694                 118,596
Shareholders' equity  15,103                  14,749
                    --------                --------
                    $149,797                $133,345
                    ========                ========
Net interest income
and margin(4)                 $1,432  4.3%           $1,362  4.4%
                              ======                 ======

(1)  Annualized.
(2) Loan interest income includes loan fee income of $131,000 for the quarters ended September 30, 1999 and 1998, respectively.
(3) Net of the average allowance for loan losses of $827,000 and $722,000 and deferred loan fees of $370,000 and $324,000 for the quarters ended September 30, 1999 and 1998, respectively.
(4) Net interest margin is computed by dividing net interest income by total average interest earning assets.

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

During the third quarter of 1999, the Bank did not record a provision for credit losses. During the third quarter of 1998, the Bank provided $34,000 for the allowance for credit losses. There were no loans charged-off and $14,000 in recoveries in the third quarter of 1999, as compared to no loans charged-off and $8,000 in recoveries in the third quarter of 1998. At September 30, 1999, the allowance for credit losses was $840,000 or 1.26% of total loans, compared to $716,000 or 0.96% at December 31, 1998. There were no nonaccrual loans at September 30, 1999 or December 31, 1998.

At September 30, 1999 and December 31, 1998, there were no loans past due
90 days or more as to principal or interest and still accruing interest. There were no loans at September 30, 1999 which were troubled debt restructurings as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." At September 30, 1999, there were three potential problem loans having a combined principal balance of $1,431,000 ($259,000 at December 31, 1998). Potential problem loans are loans which are generally current as to principal and interest but have been identified by the Company as potential problem loans due either to a decrease in the underlying value of the property securing the credit or some other deterioration in the creditworthiness of the borrower. All of the three loans identified as potential problem loans are secured by real estate and personal property.

There was no Other Real Estate owned ("OREO")at September 30, 1999 or December 31, 1998

Nonperforming loans and other real estate owned are summarized below:

                                      September 30, 1999  December 31, 1998
Nonperforming loans:
  Past due 90 days or more            $   -                 $   -
  Nonaccrual                              -                     -
                                      ---------             ---------
    Total                                 -                     -
Other real estate owned                   -                     -
                                      ---------             ---------
Total nonperforming loans
  and other real estate
  owned                               $   -                 $   -
                                      =========             =========

Management is of the opinion that the allowance for credit losses is maintained at an adequate level for known and inherent risks in the loan portfolio. However, the Bank's loan portfolio, which includes approximately $49,000,000 in real estate loans representing approximately 74% of the portfolio, could be adversely affected if California economic conditions and the real estate market in the Bank's market area weaken. The effect of such events could result in an increase in the level of nonperforming loans and OREO and the resultant necessary level of the allowance for loan losses which could adversely affect the Company's and the Bank's future growth and profitability.

NONINTEREST INCOME

Other income consists of service charges on deposit accounts, income from assets acquired for lease, increases in the cash surrender value of life insurance policies and fees for other miscellaneous services. Total other income increased from $201,000 in the third quarter of 1998 to $404,000 in the third quarter of 1999. This increase is primarily attributable to a gain on sale of OREO of $62,000, an increase of $58,000 in cash surrender value of life insurance policies and an increase in rental income on assets acquired for lease of $137,000.

NONINTEREST EXPENSES

Other expenses increased from $767,000 in the third quarter of 1998 to $1,083,000 in the third quarter of 1999. The increase is primarily attributable to an increase in depreciation expense on assets acquired for lease of $112,000, an increase in deferred compensation expense of $55,000 and merger-related expenses of $134,000. As a percentage of average earning assets, other expense for the third quarter, on an annualized basis increased from 2.5% in 1998 to 3.3% in 1999.




NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

An analysis of the results of operations of the Company for the nine month period ended September 30, 1999 compared to the comparable period in 1998 is as follows:



NET INTEREST INCOME

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:

                              Nine months ended September 30,
                             1999                       1998
                   Average           Average  Average           Average
                   Balance  Interest Yield(1) Balance  Interest Yield(1)
                       (In thousands, except percentages)(unaudited)
Assets:
Earning assets:
  Loans (2)         $ 72,764    $5,170  9.5% $ 63,999    $4,759  9.9%
  Investment
    securities        42,736     1,809  5.6    42,686     1,932  6.0
  Federal funds sold  15,331       565  4.9    12,887       531  5.5
  Interest bearing
    deposits           1,833        80  5.8     2,405       107  5.9
                    --------    ------       --------    ------
  Total interest
    earning assets   132,664     7,624  7.7   121,977      7,329  8.0
Cash and due from
  banks                6,487                    5,056
Other assets (3)       9,062                    3,043
                    --------                 --------
                    $148,213                 $130,076
                    ========                 ========
Liabilities and
  Shareholders'
  Equity:
Interest-bearing
  liabilities:
  Demand deposits   $ 45,240        983  2.9 $ 38,951         964  3.3
  Time deposits       36,645      1,401  5.1   29,366       1,260  5.7
  Other borrowings    22,664      1,017  6.0   22,892       1,058  6.2
                    --------     ------      --------      ------
  Total interest-
    bearing
    liabilities      104,549      3,401  4.3   91,209       3,282  4.8
Demand deposits       26,800                   23,286
Other liabilities      1,679                    1,434
                    --------                 --------
Total liabilities    133,028                  115,929
Shareholders'
  equity              15,185                   14,147
                    --------                 --------
                    $148,213                 $130,076
                    ========                 ========
Net interest income
and margin(4)                    $4,223  4.2%             $4,047  4.4%
                                 ======                   ======

(1)  Annualized.
(2) Loan interest income includes loan fee income of $318,000 and $338,000 for the nine months ended September 30, 1999 and 1998, respectively.
(3) Net of the average allowance for loan losses of $777,000 and $666,000, and deferred loan fees of $320,000 and $320,000 for the nine months ended September 30, 1999 and 1998, respectively.
(4) Net interest margin is computed by dividing net interest income by total average interest earning assets.

PROVISION FOR CREDIT LOSSES

During the first nine months of 1999, the Bank recorded a $66,000 provision for loan losses as compared to $136,000 during that period in 1998. There were no loans charged-off and $58,000 in recoveries for the nine months ended September 30, 1999, compared to $14,000 in loans charged off and $40,000 in recoveries for the first nine months of 1998.

NONINTEREST INCOME

Other income consists of service charges on deposit accounts, income on assets acquired for lease, increases in the cash surender value of life insurance policies and fees for other miscellaneous services. Total other income increased from $493,000 in 1998 to $912,000 in 1999. The increase is primarily attributable to an increase in rental income on assets acquired for lease of $272,000, recognition of a gain on sale of OREO of $62,000 and an increase of $163,000 in cash surrender value of life insurance policies.

NONINTEREST EXPENSES

Other expenses have increased from $2,272,000 in 1998 to $2,811,000 in 1999 due primarily to an increase in depreciation expense on leased assets of $217,000, an increase in deferred compensation expense of $150,000 and merger related expenses of $134,000. As a percentage of average earning assets, other expenses, on an annualized basis, increased from 2.5% in 1998 to 2.8% in 1999.

INVESTMENT PORTFOLIO

  The amortized cost and fair values of securities are as follows:
                                       September 30,           December 31,
                                           1999                     1998
                                                    (in thousands)
Securities Available for Sale
                                     Amortized    Fair   Amortized        Fair
                                       Cost      Value      Cost         Value
U.S. Treasury and agency securities  $18,222    $17,786    $14,890      $14,972
Mortgage-backed securities             8,053      7,861     10,665       10,657
Governmental mutual fund               3,128      2,898      3,128        3,025
Federal Home Loan Bank stock           2,529      2,529      2,007        2,007
Bankers Bank stock                       350        350        150          150
                                     -------    -------    -------      -------
Total                                $32,282    $31,424    $30,840       $30,811
                                     =======    =======    =======       =======

Securities Held to Maturity
                                   Amortized      Fair    Amortized       Fair
                                     Cost        Value       Cost        Value
Obligations of states and
  political subdivisions            $10,496     $ 9,985    $  9,214     $ 9,384
Federal Reserve Bank stock               90          90          90           90
                                    -------     -------    --------     --------
Total                               $10,586     $10,075    $  9,304     $  9,474
                                    =======     =======    ========     ========

As investment securities mature, to the extent that the proceeds are reinvested in investment securities, management expects that the categories of taxable investment securities purchased will be in approximately the same proportion as existed at September 30, 1999. The maturities and yields of the investment portfolio at September 30, 1999 and December 31, 1998 are shown below.

MATURITY AND YIELDS OF INVESTMENT SECURITIES
At September 30, 1999
(Dollars in thousands)

Securities Available for Sale

             Estimated               After 1 Year & After 5 years &  After 10
               Fair   Within 1 Year  Within 5 Years Within 10 Years    years
              Value   Amount Yield(1)AmountYield(1) AmountYield(1)AmountYield(1)
U.S. Treasury
  and agency
  securities  $17,786  $1,001 5.40%  $9,168 5.92%  $2,862 6.08%  $4,755 5.97%
Governmental
 mutual fund    2,898   2,898 6.72     -     -       -     -       -     -
Federal Home
 Loan Bank      2,529    -     -       -     -       -     -      2,529 5.88
 stock
Bankers Bank
 stock            350    -     -       -     -       -     -        350  -
              -------  ------ -----  ------ -----  ------ -----  ------ -----
               23,563  $3,899 6.38%  $9,168 5.92%  $2,862 6.08%  $7,634 5.67%
                       ======        ======        ======        ======
Mortgage-
 backed
 securities(2)  7,861
             --------
Total        $ 31,424
             ========

Securities Held to Maturity

                  Total                After 1 Year & After 5 Years &  After
                Carrying Within 1 Year Within 5 Years Within 10 Years 10 Years
                 Value AmountYield(1)AmountYield(1)AmountYield(1) AmountYield(1)
Obligations of
  states and
  political
  subdivisions  $10,496  $660 4.51%  $1,523 4.58%  $1,298 4.64%  $7,015 5.13%

Federal Reserve
 Bank stock          90                                              90 6.00
                -------  ----        ------        ------        ------
Total           $10,586  $660 4.51%  $1,523 4.58%  $1,298 4.64%  $7,105 5.14%
                =======  ====        ======        ======        ======

(1)  Yields are actual, not fully taxable equivalent.
(2) Mortgage-backed securities generally have stated maturities of 4 to 15 years but are subject to likely and substantial prepayments which effectively accelerate actual maturities.

MATURITY AND YIELDS OF INVESTMENT SECURITIES
At December 31, 1998
(Dollars in thousands)

Securities Available for Sale

             EstimatedAfter 1 Year & After 5 years &                 After
                Fair  Within 1 Year  Within 5 Years Within 10 Years  10 years
               Value  AmountYield(1) AmountYield(1) AmountYield(1)AmountYield(1)
U.S. Treasury
  and agency
  securities  $14,972  $   18 5.51%  $8,913 5.95%  $1,000 6.10%  $5,041 5.98%
Governmental
 mutual fund    3,025   3,025 6.12     -     -       -     -       -     -
Federal Home
 Loan Bank      2,007    -     -       -     -       -     -      2,007 5.12
 stock
Bankers Bank
 stock            150    -     -       -     -       -     -        150  -
              -------  ------        ------        ------        ------
               20,154  $3,043 6.11%  $8,913 5.95%  $1,000 6.10%  $7,198 5.62%
                       ======        ======        ======        ======
Mortgage-
 backed
 securities(2) 10,657
              -------
Total         $30,811
              =======


Securities Held to Maturity

                 Total               After 1 Year &After 5 Years &
               CarryingWithin 1 Year Within 5 YearsWithin 10 YearsAfter 10 Years
                 Value Amount Yield(1)AmountYield(1)AmountYield(1)AmountYield(1)
Obligations of
  states and
  political
  subdivisions    9,214  450 5.31%  1,902 4.55%   1,418 4.73%   5,444 4.93%

Federal Reserve
 Bank stock          90                                            90 6.00
                 ------  ---        ------       ------        ------
Total            $9,304 $450 5.31%  $1,902 4.55% $1,418 4.73%  $5,534 4.95%
                 ====== ====        ======       ======        ======

       (1)   Yields are actual, not fully taxable equivalent.

       (2) Mortgage-backed securities generally have stated maturities of 4 to 15 years but are subject to likely and substantial prepayments which effectively accelerate actual maturities.

LOAN PORTFOLIO

The composition of the loan portfolio at September 30, 1999 and December 31, 1998 is summarized in the following table.

                                         September 30,  December 31,
                                       1999         1998
                                                (in thousands)
       Real estate:
        Construction                   $12,668        $19,623
        Other                           36,698         33,452
       Commercial                       14,936         18,738
       Installment                       1,016          1,192
       Lease financing                   1,766          1,850
       Deferred loan fees                 (339)          (292)
                                       -------        -------
       Subtotal                         66,745         74,563
     Allowance for
       Credit losses                      (840)          (716)
                                       -------        -------
       Loans, net                      $65,905        $73,847
                                       =======        =======


ALLOWANCE FOR CREDIT LOSSES

Activity in the allowance for credit losses for the nine months ended September
30, 1999 and the year ended December 31, 1998 is summarized in the following table:

                                      Nine months      Year
                                         ended         ended
                                     September 30,  December 31,
                                         1999            1998
                                     -------------  ------------
Beginning balance                      $ 716,000      $ 578,000
Provision charged to
  operations                              66,000        136,000
Charge-offs - Commercial                    -           (65,000)
Recoveries - Commercial                   58,000         67,000
                                       ---------      ---------
Ending balance                         $ 840,000      $ 716,000
                                       =========      =========
Ratio of net charge-offs
 (recoveries) during the period
 to average loans outstanding
 (annualized for the nine
 months ended September
 30, 1999).                              (.106)%        (.003)%
                                       =========      =========
Ratio of allowance for credit
  losses to loans outstanding
  at end of period                         1.26%          0.96%
                                       =========      =========

DEPOSITS

The average balance sheets for 1999 and 1998 set forth the average amount and average interest rate paid for deposits.

At September 30, 1999 and December 31, 1998, time deposits of $100,000 or more have remaining maturities as follows (in thousands):

                                        September 30,     December 31,
                                        -------------     ------------
3 months or less                           $14, 739        $  6,640
Over 3 months to 6 months                     2,727           8,959
Over 6 months to 12 months                    3,442           4,583
Over 1 year to 5 years                        2,436           2,497
Over 5 years                                    100             100
                                           --------         -------
  TOTAL                                    $ 23,444         $22,779
                                           ========         =======

LIQUIDITY AND CAPITAL RESOURCES

The Bank manages its liquidity to provide adequate funds at an acceptable cost to support borrowing requirements and deposit flows of its customers. At September 30, 1999 liquid assets as a percentage of deposits were 56% (52% at December 31, 1998). In addition to cash and due from banks, liquid assets include short-term time deposits with other banks, Federal funds sold and investment securities available for sale. The Bank has $11.0 million in Federal funds lines of credit available with correspondent banks to meet liquidity needs.

Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the positions taken with respect to liquidity and interest rate sensitivity continue to be appropriate. The Bank also utilizes a monthly "Gap" report which identifies rate sensitivity over the short- and long-term.


The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Company's earning assets and interest-bearing liabilities at September 30, 1999, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

DISTRIBUTION OF REPRICING OPPORTUNITIES
At September 30, 1999
(Dollars in thousands)

                          After Three  After Six  After One
                 Within   Months But   Months But  Year But   After
                  Three   Within Six   Within One   Within     Five
                 Months     Months        Year    Five Years  Years     Total
                --------- ----------  ----------- ---------- -------- --------
Federal funds
  sold            $24,600      -          -           -         -      $24,600
Interest bearing
 deposits in
  other banks       -           200      1,294         298      -        1,792
Municipal
  securities        -          -           660       1,523     8,313    10,496
U.S. Treasury
  and agency
  securities       3,900       -          -         12,030     4,755    20,685
Mortgage-backed
 securities         -           239       -          1,261     6,361     7,861
FRB/FHLB stock      -          -          -           -        2,969     2,969
Loans             27,198      4,114      1,198      12,935    21,640    67,085
                --------    -------   --------     -------   -------  --------
Total earning
   assets        $55,698    $ 4,553   $  3,152     $28,047   $44,038  $135,488
                --------    -------   --------     -------   -------  --------
Interest
  bearing
  demand
  accounts       $41,277       -          -           -         -       41,277
Savings
  accounts        11,064       -          -           -         -       11,064
Time
  certificates
  of deposit
  of $100,000
  or more         14,739     2,727   $  3,442        2,436        100   23,444
Other time
   deposits        4,311     1,938      3,643        2,069        -     11,961
Other borrowings      25     2,000       -          12,484      8,062   22,571
                 -------   -------   --------      -------   --------  -------
Total interest-
  bearing
  liabilities    $71,416   $ 6,665   $  7,085      $16,989   $  8,162 $110,317
                 -------   -------   --------      -------   -------- --------
Interest rate
  sensitivity
  gap           $(15,718)  $(2,112)  $ (3,933)     $11,058   $35,876  $ 25,171
                ========   =======   ========      =======   =======  ========
Cumulative
  interest rate
  sensitivity
  gap           $(15,718)  $(17,830) $(21,763)    $(10,705)  $25,171
                ========   ========  ========     ========   =======
Interest rate
  sensitivity
  gap ratio         0.78       0.68      0.44         1.65      5.40
Cumulative
  interest rate
  sensitivity
  gap ratio         0.78       0.77      0.74          0.90     1.23

The Company and the Bank are subject to capital adequacy guidelines issued by the Board of Governors of the Federal Reserve System (the "BGFRS") and the Office of the Comptroller of the Currency ("OCC"). The Company and the Bank are required to maintain total capital equal to at least 8% of assets and commitments to extend credit, weighted by risk, of which at least 4% must consist primarily of common equity including retained earnings (Tier 1 capital) and the remainder may consist of limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of loan loss reserves. Effective October 1, 1998, the BGFRS and other federal agencies approved including in Tier 2 capital up to 45% of the pretax net unrealized gains on certain available-for-sale equity securities having readily determinable fair values (i.e. the excess, if any, of fair market value over the book value or historical cost of the investment security). The federal regulatory agencies reserve the right to exclude all or a portion of the unrealized gains upon a determination that the equity securities are not prudently valued. Unrealized gains and losses on other types of assets, such as bank premises and available-for-sale debt securities, are not included in Tier 2 capital, but may be taken into account in the evaluation of overall capital adequacy and net unrealized losses on available-for-sale equity securities will continue to be deducted from Tier 1 capital as a cushion against risk. Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk-weighted categories requiring less capital allocation than the 8% total ratio. For example, cash and government securities are assigned to a 0% risk-weighted category, most home mortgage loans are assigned to a 50% risk-weighted category requiring a 4% capital allocation and commercial loans are assigned to a 100% risk-weighted category requiring an 8% capital allocation. As of September 30, 1999, the Company's total risk-based capital ratio was approximately 17.0 (approximately 16.7% for the Bank) compared to approximately 16.8% (approximately 16.4% for the Bank) at December 31, 1998.

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

The following table reflects the Company's leverage, Tier 1 and total risk-based capital ratios as of September 30, 1999 and December 31, 1998.

                                 September 30, 1999  December 31, 1998
                                 ------------------  -----------------
Leverage ratio                        10.2%                11.0%
Tier 1 capital ratio                  16.1%                16.0%
Total risk-based capital ratio        17.0%                16.8%

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

OTHER MATTERS

The Registrant and San Jose National Bank issued a joint press release dated August 27, 1999, announcing the signing of an Agreement and Plan of Merger dated August 27, 1999 (the "Agreement"), by and among SJNB Financial Corp, Saratoga Bancorp and Saratoga National Bank. Pursuant to the agreement,

Saratoga Bancorp will merge with and into SJNB Financial Corp in a tax-free merger intended to be accounted for as a pooling of interests (the"Merger") with outstanding shares of Saratoga Bancorp converted into 0.7 of a share of SJNB Financial Corp., subject to adjustment, and Saratoga National Bank will merge with and into San Jose National Bank, a subsidiary of SJNB Financial Corp. The agreement includes among its terms, the grant of a stock option to SJNB Financial Corp. to acquire up to 19.9% of the outstanding Saratoga Bancorp shares upon the occurance of certain events pursuant to a Stock Option Agreement dated as of August 27, 1999. The Merger is subject to the approval of Saratoga Bancorp and SJNB Financial Corp. shareholders and applicable regulatory approvals.

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

During 1997, the Company began a plan that includes the five phases of Year 2000 compliance as defined by the FFIEC (i.e. awareness, assessment, renovation, validation, and implementation). The Company's Year 2000 Plan
(the "Plan") addresses the proper function of the Company's in-house computer hardware and software, along with other products and services which the Company utilizes and which have potential for Year 2000 difficulties.

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

        Not applicable

Item 5.  Other Information

           Not applicable


Item 6.  Exhibits and Reports on Form 8-K

           a)  (3)  Exhibits.  The exhibits listed on the accompanying Exhibit
                               Index are filed as part of this report.

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

             (10.1) Lease agreement dated 10/19/87 for 15405 Los Gatos Blvd.,
                    Suite 103, Los Gatos, CA is incorporated by reference herein to Exhibit 10.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended De cember 31, 1987 as filed with the Securities and Exchange Commission on March 31, 1988.

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

           (10. 5) Bank of the West Master Profit Sharing and Savings Plan and Amendment, amended as of March, 1990, are incorporated by reference herein to Exhibit 10.5 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, as filed with the Securities and Exchange Commission on March 20, 1991.

           *(10.6) Chief Executive Officer Compensation Plan/Richard L. Mount is incorporated by reference herein to Exhibit 10.6 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, as filed with the Securities and Exchange Commission on March 20, 1991.

          *(10.7) Saratoga Bancorp 1982 Stock Option Plan is incorporated by reference herein to the exhibits to Registration Statement No.33-34674 on Form S-8 as filed with the Securities and Exchange Commission on May 7, 1990.

          *(10.8)   Saratoga National Bank Savings Plan dated June 19, 1995
                    is incorporated by reference herein to Exhibit 10.8 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 27, 1996.

          *(10.9) Saratoga Bancorp 1994 Stock Option Plan dated March 18, 1994 is incorporated by reference herein to Appendix A of Proxy Statement dated April 19, 1994 as filed with the Securities and Exchange Commission on April 27, 1994.

          *(10.10) Forms of Incentive Stock Option Agreement, Non-Statutory Stock Option Agreement and Non-Statutory Agreement for Outside Directors, as amended is incorporated by reference herein to Exhibit 10.8 of Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1994 as filed with the Securities and Exchange Commission on August 15, 1994.

          *(10.11) Form of Director Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Robert G. Egan, John F. Lynch III and V. Ronald Mancuso, respectively.

          *(10.12) Form of Director Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Robert G. Egan, John F. Lynch III, and V. Ronald Mancuso, respectively.

          *(10.13) Form of Director Surrogate Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Victor E. Aboukhater and William D. Kron, respectively.

          *(10.14) Form of Director Surrogate Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Victor E. Aboukhater and William D. Kron, respectively.

         *(10.15) Form of Officer Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Earl Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively.

         *(10.16) Form of Officer Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Earl Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively.

         *(10.17) Richard L. Mount Executive Supplemental Compensation Agreement dated September 24, 1998.

         *(10.18) Richard L. Mount Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998.

         *(10.19) Richard L. Mount Employment Agreement dated May 20, 1999, effective January 1, 1999.

         *(10.20) Richard L. Mount Executive Benefits Agreement dated June 18, 1999.

          (27.1)    Financial Data Schedule

          *Denotes management contracts, compensatory plans or arrangements.

      (b)   Reports on Form 8-K
            -------------------
                      On September 23, 1999, Registrant filed a Current Report on Form 8-K, dated September 20, 1999 reporting under
                      Item 5 (Other Events) a ten cent ($0.10) cash dividend on outstanding shares of common stock of Saratoga Bancorp, to be payable on November 5, 1999, to shareholders of record at the close of business on October 22, 1999.

                      On September 1, 1999, Registrant filed a current Report on Form 8-K, dated August 30, 1999, reporting under Item
                      5 (Other Events) that The Registrant and SJNB Financial Corp. issued a joint press release dated August 27, 1999, announcing the signing of an Agreement and Plan of Merger dated August 27, 1999 (the "Agreement"), by and among
                      SJNB Financial Corp, Saratoga Bancorp and Saratoga National Bank. Pursuant to the agreement, Saratoga Bancorp will merge with and into SJNB Financial Corp in a tax-free merger in intended to be accounted for as a pooling of interests (the"Merger") with outstanding shares of Saratoga Bancorp converted into 0.7 of a share of SJNB Financial Corp., subject to adjustment, and Saratoga National Bank will merge with and into San Jose National Bank, a subsidiary of SJNB Financial Corp.
                      The agreement includes among its terms, the grant of a stock option to SJNB Financial Corp. to acquire up to 19.9% of the outstanding Saratoga Bancorp shares upon the occurance of certain events pursuant to a Stock Option Agreement dated August 27, 1999. The Merger is subject to the approval of Saratoga Bancorp and SJNB Financial Corp. shareholders and applicable regulatory approvals.


                                SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULT CAUSED THE REPORT TO BE SIGNED ON BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                SARATOGA BANCORP



Date:  October 18, 1999         MARY PAGE ROURKE
                                -----------------
                                Mary Page Rourke
                               (Principal Accounting
                                Officer)

                               INDEX TO EXHIBITS
                               -----------------
                                                      Sequentially
                                                        Numbered
Number                       Exhibits                     Page
------                      ---------                --------------

27.1                Financial Data Schedule               30